Form 10QSB
period 1998-06-30
PCB HOLDING CO
filed 1998-08-14
CIK 1057818

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549


                               FORM 10-QSB

                                (Mark One)
                                ----------
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

               For the quarterly period ended JUNE 30,1998
                                              ------------
                                    OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

             For the transition period from              to
                                            ------------    ------------
                  Commission File No. 0-24135

                           PCB Holding Company
                           -------------------
          (Exact name of registrant as specified in its charter)

                   Indiana                        35-2040715
          --------------------------------------------------
          (State or other jurisdiction of    (I.R.S. Employer
          incorporation or organization)     Identification Number)

                819 Main Street, Tell City, Indiana  47586
                ------------------------------------------
           (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code 1-812-547-7094
                                                   --------------

Former name, former address and former fiscal year, if changed since last report

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS; Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 396,750 shares of common stock were outstanding as of August 10, 1998.

                           PCB HOLDING COMPANY

                                  INDEX

Part I    Financial Information                                     Page
                                                                    ----
          Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheets as of June 30, 1998
           and December 31, 1997                                      3

          Consolidated Statements of Income for the three months
           and six months ended June 30, 1998 and 1997                4

          Consolidated Statements of Cash Flows for the six months
           ended June 30, 1998 and 1997                               5

          Notes to consolidated financial statements                 6-7

          Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations             8-10

Part II.  Other Information                                          11

Signatures                                                           12

                          PART I - FINANCIAL INFORMATION
                        PCB HOLDING COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                     June 30,    December 31,
                                                     -------     -----------
                                                      1998           1997
                                                      ----           ----
                                                   (Unaudited)
                                                         (In Thousands)
ASSETS

Cash and due from banks                              $    13      $    18
Interest bearing deposits with banks                   7,635          734
Securities available for sale, at fair value           1,216        1,319

Securities-held to maturity:
  Mortgage-backed securities                              18           21

Loans receivable, net                                 19,403       19,296

Federal Home Loan Bank stock, at cost                    196          196
Premises and equipment                                   224          198
Accrued interest receivable                              140          132
Other assets                                             240           75
                                                     --------------------
    Total Assets                                     $29,085      $21,989
                                                     ====================

LIABILITIES

Deposits                                             $26,913      $19,846
Accrued interest payable on deposits                      11            6
Accrued expenses and other liabilities                    42           45
                                                     --------------------
    Total Liabilities                                 26,966       19,897
                                                     --------------------
RETAINED EARNINGS

Retained earnings-substantially restricted             2,139        2,110
Net unrealized loss on securities available
   for sale, net of tax                                  (20)         (18)
                                                     --------------------
    Total Retained Earnings                            2,119        2,092
                                                     --------------------
    Total Liabilities and Retained Earnings          $29,085      $21,989
                                                     ====================

See accompanying notes to consolidated financial statements.

                    PCB HOLDING COMPANY AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                       Three Months Ended    Six Months Ended
                                             June 30,            June 30,
                                             -------             -------
                                         1998       1997       1998     1997
                                         ----       ----       ----     ----
                                       (In Thousands, except per share data)
INTEREST INCOME
  Loans                                 $  374     $  384     $  742   $  763
  Mortgage-backed securities                 -          -          1        1
  Other debt securities                     18         25         33       39
  Federal Home Loan Bank dividends           4          4          8        8
  Interest bearing deposits with banks      24         12         37       18
                                        -----------------     ---------------
      Total interest income                420        425        821      829

INTEREST EXPENSE
  Deposits                                 273        274        538      545
  Advances from Federal Home Loan Bank       -          7          -        7
                                        -----------------     ---------------
      Total interest expense               273        281        538      552
      Net interest income                  147        144        283      277
  Provision for loan losses                  -          -          -        -
      Net interest income after         -----------------     ---------------
       provision for loan losses           147        144        283      277

NON-INTEREST INCOME
  Other income                               1          2          3        3
                                        -----------------     ---------------
                                           148        146        286      280
NON-INTEREST EXPENSE
  Compensation and benefits                 72         70        150      144
  Occupancy and equipment                   12          7         24       25
  Deposit insurance premiums                 3          4          6        5
  Other operating expenses                  31         19         70       55
                                        -----------------     ---------------
      Total non-interest expense           118        100        250      229
                                        -----------------     ---------------
      Income before income taxes            30         46         36       51
  Income tax expense                         6         12          7       13
                                        -----------------     ---------------
      Net Income                        $   24     $   34     $   29   $   38
                                        =================     ===============
  Net income per common share, basic    $ 0.06     $ 0.09     $ 0.07   $ 0.10
                                        =================     ===============

See accompanying notes to  consolidated financial statements.

                     PCB HOLDING COMPANY AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Six Months Ended
                                                            June 30,
                                                            -------
                                                      1998           1997
                                                      ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income                                         $    29      $    38
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation expense                               9            9
        Increase in accrued interest receivable           (8)         (23)
        Increase (decrease) in accrued interest
          payable                                          5           (4)
        Net change in other assets/liabilities          (167)          49
          Net Cash Provided By (Used In) Operating   --------------------
            Activities                                  (132)          69
CASH FLOWS FROM INVESTING ACTIVITIES                 --------------------
        Net (increase) decrease in interest bearing
          deposits with banks                         (6,901)         (73)
        Proceeds from maturity of securities
          available for sale                             599            -
        Purchases of securities available for sale      (499)           -
        Principal collected on mortgage-backed
          securities                                       3            -
        Net (increase) decrease in loans receivable     (107)         518
        Purchase of participation loans                    -            -
        Purchase of premises and equipment               (35)         (17)
          Net Cash Provided By (Used in) Investing   --------------------
            Activities                                (6,940)         428
CASH FLOWS FROM FINANCING ACTIVITIES                 --------------------
        Net increase (decrease) in deposit accounts    7,067         (247)
        Advances From Federal Home Loan Bank               -          500
                                                     --------------------
          Net Cash Provided By Financing Activities    7,067          253
                                                     --------------------
Net Increase (Decrease) in Cash and Due From Banks        (5)         750
Cash and due from banks at beginning of period            18           12
                                                     --------------------
Cash and Due From Banks at End of Period             $    13     $    762
                                                     ====================

See accompanying notes to consolidated financial statements.

                    PCB HOLDING COMPANY AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Presentation of Interim Information

PCB Holding Company ("Company") was incorporated by Peoples Building and Loan Association, F.A. ("Association") (now known as Peoples Community Bank) in connection with the conversion of the Association from a federally chartered mutual savings and loan association to a federally chartered stock savings bank. Upon consummation of the conversion on July 1, 1998, the Company became the holding company for the Association. For purposes of this report, the financial statements and related discussion are presented for the Association since the Company was not active during any of the periods presented. No pro forma effect has been given to the sale of Company stock in the conversion.

In the opinion of the management, The unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 1998, and the results of operations for the three months and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Association's audited consolidated financial statements and notes for the year ended December 31, 1997.

The consolidated financial statements include the accounts of the Association and its wholly-owned subsidiary, Peoples Building and Loan Service Corp. All material intercompany balances and transactions have been eliminated in consolidation.

2.   Supplemental Disclosures of Cash Flow Information

                                                       Six Months Ended
                                                       ----------------
                                                            June 30,
                                                            --------
                                                       1998        1997
                                                       ----        ----
                                                        (In Thousands)
       Cash payments for:
         Interest                                    $     533   $     533
         Taxes                                              29         -

3.   Conversion and Stock Offering

On July 1, 1998, the Association completed a conversion and stock offering whereby the Association converted from mutual to stock form of organization and changed its name to Peoples Community Bank. As part of the conversion, the Association became a wholly-owned subsidiary of the Company which offered common stock to certain current and former depositor and borrower customers of the Association in a subscription offering. The Company issued 396,750 shares of common stock with gross proceeds of $3,967,500 as a result of the offering. Total expenses in connection with the conversion and offering amounted to $257,000 and were charged against the proceeds from the offering.

                    PCB HOLDING COMPANY AND SUBSIDIARY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

4.   Comprehensive Income

The Association adopted FASB Statement No. 130, "Reporting Comprehensive Income," during the first quarter of 1998. This Statement established standards for reporting and displaying comprehensive income and its components. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for the Association includes net income and unrealized gains and losses on securities available for sale. The following tables set forth the components of comprehensive income for the three and six months ended June 30, 1998 and 1997:

                                                        Three Months Ended
                                                        ------------------
                                                              June 30,
                                                              -------
                                                          1998        1997
                                                          ----        ----
                                                           (In Thousands)

       Net income                                        $ 24         $ 34
       Other comprehensive income, net of tax:
         Unrealized gains (losses) on securities:
           Unrealized holding gains (losses) arising
             during period                                  -            1
           Less:  reclassification adjustment for
             gains (losses) included in net income          -            -
                                                         -----------------
       Comprehensive income                              $ 24         $ 35
                                                         =================

                                                          Six Months Ended
                                                          ----------------
                                                              June 30,
                                                              --------
                                                          1998        1997
                                                          ----        ----
                                                           (In Thousands)

       Net income                                        $ 29         $ 38
       Other comprehensive income, net of tax:
         Unrealized gains (losses) on securities:
           Unrealized holding gains (losses) arising
             during period                                 (2)           4
           Less:  reclassification adjustment for
             gains (losses) included in net income          -            -
                                                         -----------------
       Comprehensive income                              $ 27         $ 42
                                                         =================
5.   Net Income Per Common Share

Basic earnings per share is calculated by dividing net income by the 396,750 common shares outstanding on July 1, 1998 after consummation of the conversion and offering. Basic per share information is presented for prior periods as though the shares were outstanding during the earliest period presented. The Company has no dilutive potential common shares.

                             PART I - ITEM 2

                       MANAGEMENT'S DISCUSSION AND
                   ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS
                    PCB HOLDING COMPANY AND SUBSIDIARY

Financial Condition

     Total assets increased 32.3% from $22.0 million at December 31, 1997 to $29.1 million at June 30, 1998, primarily as a result of increases in cash and interest bearing deposits with banks and loans receivable, net, which was funded primarily by stock subscriptions in the Association's conversion.

     Loans receivable, net, were $19.4 million at June 30, 1998, compared to $19.3 million at December 31, 1997, a 0.6% increase.

     Mortgage-backed securities held-to-maturity decreased from $21,000 at December 31, 1997 to $18,000 at June 30, 1998 as a result of maturities.

     Other debt securities available for sale (U.S. government agency obligations and corporate notes) decreased from $1.3 million at December 31, 1997 to $1.2 million at June 30, 1998. During the six month period ended June 30, 1998, the Association had maturities of other debt securities with a carrying value of $599,000 and purchases of $499,000.

     Cash and interest bearing deposits with banks increased from $752,000 at December 31, 1997 to $7.7 million at June 30, 1998 as a result of excess liquidity funded by an increase in deposits.

     Total deposits increased 35.6% from $19.8 million at December 31, 1997 to $26.9 million at June 30, 1998 primarily as a result of funds deposited in a conversion savings account representing stock subscription proceeds.

     Total retained earnings increased $27,000 to $2.1 million as a result of retained net income of $29,000 and a decrease of $2,000 in the net unrealized loss on available-for sale securities.

Results of Operations

     Net income. Net income was $29,000 for the six months ended June 30, 1998, compared to $38,000 for the six months ended June 30, 1997. The decrease in net income for 1998 compared to 1997 resulted primarily from an increase in non-interest expense. Net income for the three months ended June 30, 1998 was $24,000 compared to $34,000 for the three months ended June 30, 1997. The decrease in net income for 1998 compared to 1997 resulted from an increase in non-interest expense.

                             PART I - ITEM 2

                       MANAGEMENT'S DISCUSSION AND
                   ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS
                    PCB HOLDING COMPANY AND SUBSIDIARY

     Net interest income for the six month periods ended June 30, 1998 and 1997. Net interest income increased 2.2% from $277,000 in 1997 to $283,000 for 1998 as a result of a slight decrease in total interest income, offset by a larger decrease in interest expense. The average yield on interest-earning assets decreased from 7.46% for 1997 to 7.20% for 1998. The average balance of total interest-earning assets was $22.2 million for 1997 compared to $22.8 million for 1998. The average cost of interest-bearing liabilities decreased from 5.41% for 1997 to 5.19% for 1998 while the average balance of interest-bearing liabilities was $20.4 million for 1997 compared to $20.7 million for 1998. The interest rate spread for 1997 was 2.05% compared to 2.01% for 1998.

     Net interest income for the three month periods ended June 30, 1998 and 1997. Net interest income increased from $144,000 for 1997 to $147,000 for 1998 primarily as a result of a decrease in total interest expense of $8,000, offset by a decrease in interest income of $5,000. (See -Financial Condition.)

     Provision for loan losses. There was no provision for loan losses for 1998 and 1997. Provision for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered adequate by management to provide for probably known and inherent loan losses based on management's evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. In determining the adequacy of the allowance for loan losses, the Association reviews all loans quarterly, and loans are assigned a risk weighting based on asset classification. The allowance for loan losses was $51,000 at June 30, 1998 and December 31, 1997. Management has deemed this amount as adequate on those dates based on its best estimate of probable known and inherent loan losses.

     Non-interest income. Non-interest income was $3,000 for both the six months ended June 30, 1998 and 1997. Non-interest income was $1,000 for the second quarter of 1998 compared to $2,000 for the second quarter of 1997.

     Non-interest expenses. Non-interest expenses totaled $250,000 for the six months ended June 30, 1998 compared to $229,000 for the same period in
1997.   The increase for 1998 compared to 1997 resulted primarily from increases in compensation and benefits of $6,000 and an increase in other operating expenses of $15,000. Other operating expenses increased in 1998 as compared to the same period in 1997 primarily as a result of increase service bureau costs related to new loan products and the addition of one-time printing and stationery costs related to the name change of the Association.

                             PART I - ITEM 2

                       MANAGEMENT'S DISCUSSION AND
                   ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS
                    PCB HOLDING COMPANY AND SUBSIDIARY

     Income tax expense. Income tax expense for the six month period ended June 30, 1998 was $7,000, compared to $13,000 for the same period in 1997. The effective tax rate for 1998 is 20% compared to 25% for 1997 due to the effect of the graduated federal tax rates.

Liquidity and Capital Resources

     The Association's primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At June 30, 1998, the Association had cash and interest-bearing deposits with banks of $7.7 million and securities available-for-sale with a fair value of $1.2 million. At June 30, 1998, the Association also had an available, but undrawn, credit line of $3.9 million from the FHLB-Indianapolis.

     The Association's primary investing activity is the origination of one-to-four family mortgage loans. The Association also invests in U.S. Government and agency securities and mortgage-backed securities issued by U.S. Government agencies.

     The Association must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. Historically, the Association has been able to retain a significant amount of its deposits as they mature.

     Current OTS regulations require savings institutions to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4.0% of the average daily balance of its net withdrawable deposits and short-term borrowings. Historically, the Association has maintained liquidity levels in excess of regulatory requirements.

     The Association is required to maintain specific amounts of capital pursuant to OTS requirements. As of June 30, 1998, the Association was in compliance with all regulatory capital requirements which were effective as of such date with tangible, core and risk-based capital ratios of 7.35%, 7.35% and 14.94%, respectively.

                                 PART II
                           OTHER INFORMATION
                          PCB HOLDING COMPANY

Item 1. Legal Proceedings

        Periodically, there have been various claims and lawsuits involving the Association, mainly as a defendant, such as claims to enforce liens, condemnation proceedings on properties in which the Association holds security interests, claims involving the making and servicing of real property loans and other issues incident to the association's business. The Association is not a party to any pending legal proceedings that it believes would have a material adverse effect on it's financial condition or operations.

Item 2. Changes in Securities and Use of Proceeds

        The following information is provided in connection with the Company's sale of its common stock as part of the Association's conversion:

        a. The effective date of the Registration Statement on Form SB-2 (File No. 333-48191) was May 13, 1998.

        b. The offering was consummated on July 1, 1998 with the sale of all securities registered pursuant to the Registration Statement. Capital Resources, Inc. acted as marketing agent for the offering.

        c. The class of securities registered was common stock, par value $.01 per share. The aggregate amount of such securities registered and sold was 396,750 shares for an aggregate amount of $3,967,500.

        d. The Company incurred expenses in connection with the conversion and offering of $257,181, including expenses paid to or for underwriters of $113,000, attorney and accounting fees of $115,494 and other expenses of $28,687. The net proceeds to the Company after deducting expenses was $3,710,319.

        e. The net proceeds are temporarily invested in an interest bearing deposit account with the Federal Home Loan Bank of Indianapolis.

Item 3. Defaults upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

Item 5. Other Information

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K

        Exhibits
        --------
        27 Financial Data Schedule

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                 PCB HOLDING COMPANY
                                 (Registrant)



  Dated  August 14, 1998        BY:   /s/ Carl D. Smith
                                      -------------------------------
                                      Carl D. Smith
                                      President and CEO


  Dated  August 14, 1998        BY:  /s/ Clarke A. Blackford
                                     -------------------------------
                                     Clarke A. Blackford
                                     Vice President