Form 10QSB
period 1998-09-30
PCB HOLDING CO
filed 1998-11-13
CIK 1057818

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                               FORM 10-QSB

                                (Mark One)
                                 --------
    (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

             For the quarterly period ended SEPTEMBER 30, 1998

                                    OR

        ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to
                                         ------------    ------------
                        Commission File No. 0-24135

                            PCB Holding Company
                            -------------------
           (Exact name of registrant as specified in its charter)

                   Indiana                        35-2040715
          ---------------------------------------------------------
          (State or other jurisdiction of    (I.R.S. Employer
          incorporation or organization)     Identification Number)

                819 Main Street, Tell City, Indiana  47586
                ------------------------------------------
           (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code 1-812-547-7094
                                                   --------------

            -----------------------------------------------------
             Former name, former address and former fiscal year,
                      if changed since last report

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS; Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 396,750 shares of common stock were outstanding as of November 10, 1998.

                           PCB HOLDING COMPANY

                                  INDEX

Part I    Financial Information                                       Page
                                                                      ----
          Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheets as of September 30, 1998
            and December 31, 1997                                       3

          Consolidated Statements of Income for the three months
            and nine months ended September 30, 1998 and 1997           4

          Consolidated Statements of Cash Flows for the nine months
            ended September 30, 1998 and 1997                           5

          Notes to consolidated financial statements                  6 - 7

          Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         8-12

Part II.  Other Information                                            13

Signatures                                                             14

                    PART I - FINANCIAL INFORMATION
                    PCB HOLDING COMPANY AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS

                                              September 30,  December 31,
                                              ------------   -----------
                                                  1998          1997
                                                  ----          ----
                                              (Unaudited)
                                                   (In Thousands)

ASSETS

Cash and due from banks                         $     19     $     18
Interest bearing deposits with banks               1,612          734
Securities available for sale, at fair value       2,363        1,319
Securities-held to maturity:
  Mortgage-backed securities                           -           21
Loans receivable, net                             20,139       19,296
Federal Home Loan Bank stock, at cost                196          196
Premises and equipment                               222          198
Accrued interest receivable                          141          132
Other assets                                          43           75
                                                ---------------------
    Total Assets                                $ 24,735     $ 21,989
                                                =====================

LIABILITIES

Deposits                                        $ 18,832     $ 19,846
Accrued interest payable on deposits                   3            6
Accrued expenses and other liabilities                68           45
                                                ---------------------
    Total Liabilities                             18,903       19,897
                                                ---------------------
STOCKHOLDERS' EQUITY
Preferred stock of $.01 per share
  Authorized 1,000,000 shares; none issued
Common stock of $.01 per share                         -            -
  Authorized 4,000,000 shares; issued 396,750
   in 1998                                             4            -
Additional paid-in capital                         3,656            -
Retained earnings-substantially restricted         2,185        2,110
Accumulated other comprehensive income:
  Net unrealized loss on securities available for
   sale, net of tax                                  (13)         (18)
                                                ---------------------
    Total Stockholders' Equity                     5,832        2,092
                                                ---------------------
  Total Liabilities and Stockholders' Equity    $ 24,735     $ 21,989
                                                =====================

See accompanying notes to consolidated financial statements.

                       PCB HOLDING COMPANY AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                       Three Months Ended   Nine Months Ended
                                          September 30,       September 30,
                                          -------------       -------------
                                         1998      1997       1998      1997
                                         ----      ----       ----      ----
                                        (In Thousands, except per share data)
INTEREST INCOME
  Loans                                  $ 382     $ 379    $ 1,124   $ 1,142
  Mortgage-backed securities                 -         1          1         2
  Other debt securities                     32        20         65        59
  Federal Home Loan Bank dividends           4         4         12        12
  Interest bearing deposits with banks      45        19         82        37
                                         ---------------    -----------------
      Total interest income                463       423      1,284     1,252

INTEREST EXPENSE
  Deposits                                 250       274        788       819
  Advances from Federal Home Loan Bank       -         8          -        15
                                         ---------------    -----------------
      Total interest expense               250       282        788       834

      Net interest income                  213       141        496       418
  Provision for loan losses                  -         -          -         -
                                         ---------------    -----------------
Net interest income after provision for
  loan losses                              213       141        496       418

NON-INTEREST INCOME
  Other income                               2         2          5         5
                                         ---------------    -----------------
         Total non-interest income           2         2          5         5
                                         ---------------    -----------------
NON-INTEREST EXPENSE
  Compensation and benefits                 84        73        234       217
  Occupancy and equipment                   14        19         38        44
  Deposit insurance premiums                 3         2          9         7
  Other operating expenses                  41        35        111        90
                                         ---------------    -----------------
      Total non-interest expense           142       129        392       358
                                         ---------------    -----------------
      Income before income taxes            73        14        109        65

  Income tax expense                        26         2         33        15
                                         ---------------    -----------------
      Net Income                            47        12         76        50

OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Unrealized gains on securities:
     Unrealized holding gains arising
       during the period                     7         1          5         4
     Less: reclassification adjustment       -         -          -         -
                                         ---------------    -----------------
       Other comprehensive income            7         1          5         4
                                         ---------------    -----------------
       Comprehensive Income              $  54     $  13    $    81   $    54
                                         ===============    =================
  Net income per common share, basic     $0.12     $0.03    $  0.19   $  0.13
                                         ===============    =================

See accompanying notes to consolidated financial statements.

                    PCB HOLDING COMPANY AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                            Nine Months Ended
                                                              September 30,
                                                              -------------
                                                              1998     1997
                                                              ----     ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                $   76   $   50
  Adjustments to reconcile net income to net
    cash provided by operating activities:
        Depreciation expense                                    13       14
        Increase in accrued interest receivable                 (9)     (12)
        Decrease in accrued interest payable                    (3)      (5)
        Net change in other assets/liabilities                  51       70
                                                            ---------------
          Net Cash Provided By Operating Activities            128      117
                                                            ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Net increase in interest bearing deposits with banks      (878)    (350)
    Proceeds from maturity of securities available for sale    800      350
    Purchases of securities available for sale              (1,836)    (750)
    Principal collected on mortgage-backed securities           21        4
    Net (increase) decrease in loans receivable               (843)     869
    Purchase of premises and equipment                         (37)     (18)
                                                            ---------------
    Net Cash Provided By (Used in) Investing Activities     (2,773)     105
                                                            ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net decrease in deposit accounts                        (1,014)    (220)
    Advances from Federal Home Loan Bank                         -      500
    Repayment of Advances from Federal Home Loan Bank            -     (500)
    Issuance of common stock                                 3,660        -
                                                            ---------------
    Net Cash Provided By (Used in) Financing Activities      2,646     (220)
                                                            ---------------
Net Increase in Cash and Due From Banks                          1        2
Cash and due from banks at beginning of period                  18       12
                                                            ---------------
Cash and Due From Banks at End of Period                    $   19   $   14
                                                            ===============

See accompanying notes to consolidated financial statements.

                    PCB HOLDING COMPANY AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Presentation of Interim Information

PCB Holding Company ("Company") was incorporated by Peoples Building and Loan Association, F.A. ("Association") (now known as Peoples Community Bank) (the "Bank") in connection with the conversion of the Association from a federally chartered mutual savings and loan association to a federally chartered stock savings bank. Upon consummation of the conversion on July 1, 1998, the Company became the holding company for the Association.

In the opinion of the management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 1998, and the results of operations for the three months and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Association's audited consolidated financial statements and notes for the year ended December 31, 1997.

The consolidated financial statements include the accounts of the Company, the Bank and its wholly-owned subsidiary, Peoples Building and Loan Service Corp. All material intercompany balances and transactions have been eliminated in consolidation.

2.  Supplemental Disclosures of Cash Flow Information

                                                      Nine Months Ended
                                                         September 30,
                                                       1998        1997
                                                       ----        ----
                                                        (In Thousands)

       Cash payments for:
         Interest                                     $  791     $  839
         Taxes                                            34        -

3.  Conversion and Stock Offering

On July 1, 1998, the Association completed a conversion and stock offering whereby the Association converted from mutual to stock form of organization and changed its name to Peoples Community Bank. As part of the conversion, the Association became a wholly-owned subsidiary of the Company which offered common stock to certain current and former depositor and borrower customers of the Association in a subscription offering. The Company issued 396,750 shares of common stock with gross proceeds of $3,967,500 as a result of the offering. Total expenses in connection with the conversion and offering amounted to $308,000 and were charged against the proceeds from the offering.

                    PCB HOLDING COMPANY AND SUBSIDIARY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

4.  Comprehensive Income

The Company adopted FASB Statement No. 130, "Reporting Comprehensive Income," during the first quarter of 1998. This Statement established standards for reporting and displaying comprehensive income and its components. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for the Company includes net income and unrealized gains and losses on securities available for sale. The following tables set forth the components of other comprehensive income and the allocated income tax amounts for the three and nine months ended September 30, 1998 and 1997:

                                      Three Months Ended  Nine Months Ended
                                        September 30,       September 30,
                                      1998         1997   1998         1997
                                      ----         ----   ----         ----
Unrealized gains on securities:
  Unrealized holding gains
   arising during the period          $ 12         $  2   $  8         $  7
  Income tax expense                    (5)          (1)    (3)          (3)
                                      -------------------------------------
    Net of tax amount                    7            1      5            4
                                      -------------------------------------
  Less: reclassification
   adjustment for (gains)
   losses included in net
   income                                -           -       -            -
  Income tax expense (benefit)           -           -       -            -
                                      -------------------------------------
                                         -           -       -            -
                                      -------------------------------------
   Other comprehensive
    income                            $  7         $ 1    $  5         $  4
                                      =====================================
5.   Net Income Per Common Share

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

                             PART I - ITEM 2

                       MANAGEMENT'S DISCUSSION AND
                   ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS
                    PCB HOLDING COMPANY AND SUBSIDIARY

Financial Condition

     Total assets increased 12.5% from $22.0 million at December 31, 1997 to $24.7 million at September, 1998, primarily as a result of increases in cash and interest bearing deposits with banks and loans receivable, net, which was funded primarily by the net proceeds from the issuance of common stock in the conversion of the Association.

     Loans receivable, net, were $20.1 million at September 30, 1998, compared to $19.3 million at December 31, 1997, a 4.4% increase.

     The investment in mortgage-backed securities held-to-maturity was eliminated due to principal repayment during the period ended September 30, 1998.

     Other debt securities available for sale (U.S. government agency obligations and corporate notes) increased from $1.3 million at December 31, 1997 to $2.4 million at September 30, 1998. During the nine month period ended June 30, 1998, the Company had maturities of other debt securities with a carrying value of $800,000 and purchases of $1.8 million.

     Cash and interest bearing deposits with banks increased from $752,000 at December 31, 1997 to $1.6 million at September 30, 1998 as a result of excess liquidity funded by the net proceeds from the issuance of common stock.

     Total deposits decreased from $19.8 million at December 31, 1997 to $18.8 million at September 30, 1998 primarily as a result of deposit account holders use of their deposits for the purchase of common stock in the conversion.

     Total stockholders' equity increased from $2.1 million at December 31, 1997 to $5.8 million at September 30, 1998 as a result of retained net income of $76,000 and net proceeds from issuance of common stock of $3.7 million.

Results of Operations

     Net income. Net income was $76,000 for the nine months ended September 30, 1998, compared to $50,000 for the nine months ended September 30, 1997. The increase in net income for 1998 compared to 1997 resulted primarily from an increase in net interest income. Net income for the three months ended September 30, 1998 was $47,000 compared to $12,000 for the three months ended September 30, 1997. The increase in net income for 1998 compared to 1997 resulted from an increase in net interest income.

                             PART I - ITEM 2

                       MANAGEMENT'S DISCUSSION AND
                   ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS
                    PCB HOLDING COMPANY AND SUBSIDIARY

     Net interest income for the nine month periods ended September 30, 1998 and 1997. Net interest income increased 18.7% from $418,000 in 1997 to $496,000 for 1998 as a result of an increase in total interest income and a decrease in interest expense. The average yield on interest-earning assets decreased from 7.49% for 1997 to 7.30% for 1998. The average balance of total interest- earning assets was $22.3 million for 1997 compared to $23.4 million for 1998. The average cost of interest-bearing liabilities decreased from 5.42% for 1997 to 5.21% for 1998 while the average balance of interest-bearing liabilities was $20.1 million for 1997 compared to $20.2 million for 1998.
The interest rate spread for 1997 was 2.06% compared to 2.09% for 1998.

     Net interest income for the three month periods ended September 30, 1998 and 1997. Net interest income increased from $141,000 for 1997 to $213,000 for 1998 primarily as a result of a decrease in total interest expense of $32,000, and an increase in total interest income of $40,000. (See - Financial Condition.)

     Provision for loan losses. There was no provision for loan losses for 1998 and 1997. Provision for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered adequate by management to provide for probable known and inherent loan losses based on management's evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. In determining the adequacy of the allowance for loan losses, the Company reviews all loans quarterly, and loans are assigned a risk weighting based on asset classification. The allowance for loan losses was $51,000 at September 30, 1998 and December 31, 1997. Management has deemed this amount as adequate on those dates based on its best estimate of probable known and inherent loan losses.

     Non-interest income. Non-interest income was $5,000 for both the nine months ended September 30, 1998 and 1997. Non-interest income was $2,000 for the third quarter of 1998 and 1997.

     Non-interest expenses. Non-interest expenses totaled $392,000 for the nine months ended September 30, 1998 compared to $358,000 for the same period
in 1997.   The increase for 1998 compared to 1997 resulted primarily from increases in compensation and benefits of $17,000 and an increase in other operating expenses of $21,000. Other operating expenses increased in 1998 as compared to the same period in 1997 primarily as a result of an increase in service bureau costs related to new loan products, the addition of one-time printing and stationery costs related to the name change of the Association, and an increase in professional fees.

                             PART I - ITEM 2

                       MANAGEMENT'S DISCUSSION AND
                   ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS
                    PCB HOLDING COMPANY AND SUBSIDIARY

     Income tax expense. Income tax expense for the nine month period ended September 30, 1998 was $33,000, compared to $15,000 for the same period in 1997. The effective tax rate for 1998 is 30.3% compared to 23.1% for 1997 due to the effect of the graduated federal tax rates.

Liquidity and Capital Resources

     The Bank's primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At September 30, 1998, the Bank had cash and interest-bearing deposits with banks of $1.6 million and securities available-for-sale with a fair value of $2.4 million. At September 30, 1998, the Bank also had an available, but undrawn, credit line of $3.9 million from the FHLB-Indianapolis.

     The Bank's primary investing activity is the origination of one-to-four family mortgage loans. The Bank also invests in U.S. Government and agency securities and mortgage-backed securities issued by U.S. Government agencies.

     The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

     Current OTS regulations require savings institutions to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4.0% of the average daily balance of its net withdrawable deposits and short-term borrowings. Historically, the Bank has maintained liquidity levels in excess of regulatory requirements.

     The Bank is required to maintain specific amounts of capital pursuant to OTS requirements. As of September 30, 1998, the Bank was in compliance with all regulatory capital requirements which were effective as of such date with tangible, core and risk-based capital ratios of 16.2%, 16.2% and 30.2%, respectively.

Year 2000 Issues

     The Bank is a user of computers, computer software, and equipment utilizing embedded microcontrollers that will be effected by the Year 2000 ("Y2K") issue. The Y2K issue exists because many computer systems and applications use two-digit date fields to designate a year. As the century date change occurs, date sensitive systems may incorrectly recognize the year 2000. This inability to recognize or properly treat the Y2K issue may cause systems to process financial and operational information incorrectly. The Y2K issue presents several potential risks to the Bank:

                             PART I - ITEM 2

                       MANAGEMENT'S DISCUSSION AND
                   ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS
                    PCB HOLDING COMPANY AND SUBSIDIARY

1. The banking transactions of the Bank's customers are processed by one or more computer systems provided by a third-party service bureau. The failure of one or more of those systems to function as a result of the Y2K date change could result in the Bank's inability to properly process customer transactions. If that were to occur, the Bank could lose customers to other financial institutions, resulting in a loss of revenue.

2. A number of the Bank's borrowers utilize computers and computer software to varying degrees in conjunction with the operation of their businesses. The customers and suppliers of those businesses may utilize computers as well. Should the Bank's borrowers, or the businesses on which they depend, experience Y2K related computer problems, such borrowers' cash flow could be disrupted, adversely effecting their ability to repay their loans with the Bank.

3. Concern on the part of certain depositors that the Y2K related problems could impair access to their deposit account balances following the Y2K date change could result in the Bank experiencing a deposit outflow prior to December 31, 1999.

4. Should the Y2K related problems occur which cause any of the Bank's systems, or the systems of the third-party service bureau upon which the Bank depends, to become inoperative, increased personnel costs could be incurred if additional staff is required to perform functions that the inoperative systems would have otherwise performed.

5. Certain utility services, such as electrical power and telecommunication services, could be disrupted if those services experience Y2K related problems. The Bank's Y2K contingency plan will address such possible situations.

Management believes it is not possible to estimate the potential lost revenue due to the Y2K issue, as the extent and longevity of such potential problems cannot be predicted. The Bank adopted a Y2K Action Plan in October 1997 to assess all systems to insure that they will function properly in the Y2K. This process involves separate phases which include: awareness, assessment, renovation, validation, and implementation.

During 1997, the Bank completed the systems assessment phase, identifying each internal system that could potentially be effected by the Y2K issue. Those systems include the Bank's in-house microcomputer systems and third-party service bureau as well as equipment such as the alarm system, vault locks, telephone system, etc., that may contain embedded microprocessors. For each such system, an action plan was created to set forth the process for determining whether or not the system is Y2K compliant. Those determinations involved obtaining Y2K compliant certifications from vendors wherever possible, and by the Bank conducting its own validation testing.

                             PART I - ITEM 2

                       MANAGEMENT'S DISCUSSION AND
                   ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS
                    PCB HOLDING COMPANY AND SUBSIDIARY

When the results of the Bank's validation testing programs have revealed that a particular system is not Y2K compliant, a contingency plan is formulated to either upgrade the system in order to meet the Y2K compliance requirements or replace the system with one that is certified as Y2K compliant. The Bank is currently in the validation and implementation phases of this process. A third-party service bureau processes all customer transactions and has completed upgrades to its systems to be Y2K compliant. On November 8, 1998, the Bank will begin testing of those third-party systems by processing transactions for each type of account.

Other third parties upon which the Bank depends for processing include correspondent banks, brokerage firms, and the pension plan administrator. These third parties have indicated their compliance or intended compliance with the Y2K. Should the testing of any third-party system or service reveal that such system or service is not Y2K compliant, a specific deadline will be set by which time the system or service must be brought into Y2K compliance. Should Y2K compliance not be achieved by the specified deadlines, the Bank has developed a contingency plan for each such external system or service. Those contingency plans document the action the Bank will take for each such non-compliant system.

In certain cases, such as the potential loss of electrical power or telecommunication services due to Y2K problems, testing by the Bank is either not practical or not possible. In those cases, contingency plans will be designed that specify how the Bank will deal with such potential situations. For example, the Bank is considering the purchase or lease of an electrical power generator with sufficient capacity to allow the Bank to maintain critical functions in the event power from the electric utility is interrupted.

The Bank, as a federally chartered thrift institution, is regulated by the Office of Thrift Supervision. The federal regulators have established specific guidelines and time tables to follow in addressing the Y2K issue.
The Bank is currently in compliance with the federally mandated Y2K guidelines and time tables.

As of September 30, 1998, the Bank is on schedule with its internal Y2K preparation efforts. All internal systems identified in the assessment phase of the project that are considered "mission critical" have either been tested for Y2K compliance or will be tested by December 31, 1998. Systems that have been determined to be Y2K compliant will be retested during 1999 following any material upgrades or enhancements. The Bank has replaced non-compliant microcomputer equipment and has installed and tested the related software for Y2K compliance. Other equipment containing embedded microprocessors have been certified as Y2K compliant by the applicable vendors. The Bank's estimated total cost to replace computer equipment, software programs, or other equipment containing embedded microprocessors that were not Y2K compliant, is approximately $8,000. As of September 30, 1998, approximately $7,000 has been incurred. System maintenance or modification costs are being expensed as incurred, while the cost of new hardware, software, or other equipment, is capitalized and amortized over their estimated useful lives. While the third-party service bureau has not indicated what, if any, cost it may pass onto its customers, the Bank does not believe that the cost associated with its actions or those of its vendors will be material to the Bank. However, in the event that the Bank's third-party service bureau is unable to fulfill its contractual obligations to the Bank, it could have a significant adverse impact on the financial condition and results of operations of the Bank.

                                     PART II
                                OTHER INFORMATION
                               PCB HOLDING COMPANY
Item 1. Legal Proceedings

        Periodically, there have been various claims and lawsuits involving the Bank, mainly as a plaintiff, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business. The Bank is not a party to any pending legal proceedings that it believes would have a material adverse effect on it's financial condition or operations.

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

        d. The Company incurred expenses in connection with the conversion and offering of $307,616, including expenses paid to or for underwriters of $113,000, attorney and accounting fees of $115,494 and other expenses of $79,122. The net proceeds to the Company after deducting expenses was $3,659,884.

        e. The net proceeds have been invested in interest bearing deposits with the banks U.S. government agency and corporate debt securities and loans.

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


                                 PCB HOLDING COMPANY
                                 (Registrant)



Dated  November 12, 1998         BY:   /s/ Carl D. Smith
                                       --------------------------------
                                       Carl D. Smith
                                       President and CEO


Dated  November 12, 1998         BY:   /s/ Clarke A. Blackford
                                       --------------------------------
                                       Clarke A. Blackford
                                       Vice President