Form 10KSB40
period 1998-12-31
PCB HOLDING CO
filed 1999-03-26
CIK 1057818

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended December 31, 1998


                                    0-24135
                            Commission File Number

                              PCB HOLDING COMPANY
       ----------------------------------------------------------------------
           (Name of small business issuer as specified in its charter.)

                             Indiana                                                          35-2040715
       ------------------------------------------------------------      -----------------------------------------------------------
       (State or Other Jurisdiction of Incoprporation or Organization                (I.R.S. Employer Identification No.)

                                                    819 Main Street, Tell City, Indiana 47586
       -----------------------------------------------------------------------------------------------------------------------------
                                                     (Address of Principal Executive Offices)

                                          Issuer's telephone number, including area code:  (812) 547-7094
                                      Securities registered pursuant to Section 12(b) of the Exchange Act:  None

                                 Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $0.01

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]    No [_ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $1,738,712.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was $3,769,125. This figure is based on the average of the last bid and ask price on the OTC Bulletin Board for a share of the issuer's common stock on March 1, 1999, which was $9.50. For purposes of this calculation, the Registrant is assuming that directors and executive officers are affiliates.

The Registrant had 396,750 shares of Common Stock outstanding as of March 1,
1999.

Portions of the Annual Report to Shareholders for the year ended December 31, 1998 are incorporated by reference into Part II of this Form 10-KSB. Also, portions of the proxy statement for the annual meeting of shareholders to be held on April 22, 1999 are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format.    Yes [_]    No [ X ]

                                     INDEX

PART I
                                                                                  Page No.

     Item 1.       Description of Business.......................................    3

     Item 2.       Description of Property.......................................   24

     Item 3.       Legal Proceedings.............................................   24

     Item 4.       Submission of Matters to a Vote of Security Holders...........   24

PART II

     Item 5.       Market for Common Equity and Related Stockholder Matters......   25

     Item 6.       Management's Discussion and Analysis or Plan of Operation.....   25

     Item 7.       Financial Statements..........................................   25

     Item 8.       Changes In and Disagreements With Accountants on
                   Accounting and Financial Disclosure ..........................   25

PART III

     Item 9.       Directors, Executive Officers, Promoters and Control Persons;
                   Compliance with Section 16(a) of the Exchange Act.............   25

     Item 10.      Executive Compensation........................................   26

Item 11.           Security Ownership of Certain Beneficial Owners and Management   26

     Item 12.      Certain Relationships and Related Transactions................   26

     Item 13.      Exhibits and Reports on Form 8-K..............................   26

SIGNATURES

Item 1.  Description of Business.
---------------------------------

                            BUSINESS OF THE COMPANY

General

     PCB Holding Company (the "Company") was organized as an Indiana business corporation at the direction of Peoples Community Bank (the "Bank") in March 1998 for the purpose of becoming the holding company for the Bank upon completion of the conversion of the Bank from the mutual to the stock form of organization.

     The Bank's mutual to stock conversion was completed on July 1, 1998 with the sale by the Company of 396,750 shares of common stock at $10.00 per share. The Company used 50% of the net proceeds of the offering to purchase the capital stock of the Bank. The Company's sole business activity is to direct the operations of the Bank.

     The Bank was chartered in 1914 as an Indiana mutual building and loan association. In February 1998, the Bank adopted a federal mutual charter and in July 1998, upon the completion of its mutual to stock conversion, became a federal stock savings bank. The Bank's primary federal regulator is the Office of Thrift Supervision ("OTS"). The Bank operates as a traditional savings association, specializing in single-family residential mortgage lending and savings deposits. The Bank's business consists primarily of attracting retail deposits from the general public and using those funds to originate real estate loans. The Bank generally holds its loans for long-term investment purposes.

Market Area and Competition

     The Bank conducts operations out of its one office in Tell City, which is the largest town in Perry County, Indiana. Tell City has a population of approximately 9,000 persons, and Perry County has a population of approximately 20,000 persons. Most of the Bank's depositors live in Perry County and most of the Bank's loans are secured by real estate in Perry County. The Bank also makes loans in Spencer County, Indiana and occasionally in other surrounding counties. Perry County is a rural county that historically has had higher unemployment and lower income compared to the rest of Indiana. The economy of Perry County is dependent on manufacturing, much of which is located across the Ohio River in Kentucky. Industries present in the region include woodworking, steel, motors, aluminum and paper.

     The Bank faces intense competition in its primary market area for the attraction of deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for deposits has historically come from the three commercial banks operating in Tell City and, to a lesser extent, from other financial institutions, such as brokerage firms and insurance companies. All of the three commercial banks in Tell City are affiliated with large, multi-state bank holding companies and, therefore, have significantly greater resources than the Bank. Particularly in times of high interest rates, the Bank has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Bank's competition for loans comes primarily from the commercial banks operating in Tell City. Such competition for deposits and the origination of loans may limit the Bank's growth in the future.

Lending Activities

     General. At December 31, 1998, the Bank's net loans receivable totaled $20.9 million, or 82.3% of total assets. The Bank has concentrated its lending activities on one- to four-family mortgage loans, with such loans amounting to 83.2% of loans at December 31, 1998. The Bank also offers multi-family, commercial real estate, land and residential construction loans, as well as loans secured by savings accounts. All of the Bank's mortgage loan portfolio is secured by real estate located in Indiana. In February 1998, the Bank expanded its loan offerings to include automobile loans. In June 1998, the Bank began offering additional secured and unsecured consumer loans.

     Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio at the dates indicated. The Bank had no concentration of loans exceeding 10% of total loans receivable other than as disclosed below.


                                                                               At December 31,
                                           -----------------------------------------------------------------------------------
                                                       1998                              1997                         1996
                                           -----------------------------          -------------------          ---------------
                                              Amount        Percent        Amount        Percent        Amount         Percent
                                           ----------    ----------     ----------    ----------     ----------     ----------
                                                                           (Dollars in thousands)

Mortgage loans:

 One- to four-family........................  $17,892          83.1%       $16,893          85.7%       $17,272           85.0%
 Multi-family...............................      362           1.7            468           2.4            394            1.9
 Commercial real estate.....................      901           4.2            864           4.4            873            4.3
 Land.......................................      654           3.0            528           2.6            583            2.9
 Residential construction...................      980           4.6            783           4.0            977            4.8
                                              -------       -------        -------       -------        -------        -------
   Total mortgage loans.....................   20,789          96.6         19,536          99.1         20,099           98.9

Consumer Loans:

  Loans secured by savings accounts.........      274           1.3            178           0.9            233            1.1

  Other.....................................      454           2.1              -             -              -              -
                                              -------         -----        -------         -----        -------          -----

   Total consumer loans.....................      728           3.4            178           0.9            233            1.1
                                              -------         -----        -------         -----        -------          -----

    Total loans.............................   21,517         100.0%        19,714         100.0%        20,332          100.0%
                                              -------         =====        -------         =====        -------          =====

Less:

 Undisbursed portion of loans in  process...      472                          295                          380
 Deferred loan origination fees, net........       64                           72                           73
 Allowance for loan losses..................       51                           51                           52
                                              -------                      -------                      -------
   Total loans receivable, net..............  $20,930                      $19,296                      $19,837
                                              =======                      =======                      =======


     One- to Four-Family Real Estate Loans. The Bank's primary lending activity is the origination of loans secured by one- to four-family residences located in its market area. The Bank offers adjustable-rate mortgage ("ARM") loans which provide for an interest rate that adjusts every year or that is fixed for three years and then adjusts every year after the initial period. The Bank's ARM loans generally provide for annual and lifetime interest rate adjustment limits of 1% and 5%, respectively. When it was a state-chartered savings association, the Bank based its ARM loans on the Bank's internal cost of funds. When the Bank adopted a federal mutual charter in February 1998 it began basing its ARM loans on the One Year U.S. Treasury Note Constant Maturity Rate. The Bank's ARM loans are typically based on a 30-year amortization schedule. The initial rate on most of the Bank's ARM loans is 1% to 1.5% below the rate offered for fixed-rate loans that have a term of ten to 20 years.

     The Bank offers fixed-rate, one- to four-family mortgage loans with maturities of up to 20 years. These loans are fully amortizing with monthly payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Generally, they are underwritten and documented in accordance with guidelines established by Freddie Mac. The Bank's fixed-rate loans customarily include "due on sale" clauses, which give the Bank the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not paid.

     The Bank offers second mortgage loans. Generally, the Bank makes second mortgage loans only where it holds the first mortgage, unless the combined loan to value ratio is less than 50%. Second mortgages are made on the same terms as first mortgage loans when the combined loan to value ratio is less than 80%. At December 31, 1998, the Bank had $722,000 of second mortgage loans included in its one- to four-family mortgage loan portfolio.

     Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

     The retention of ARM loans in the Bank's loan portfolio helps reduce the Bank's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by the borrower. It is possible that during periods of rising interest rates the risk of default on ARM loans may increase as a result of repricing and the increased payments required by the borrower. In addition, although ARM loans allow the Bank to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits. Because of these considerations the Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Bank's cost of funds. The Bank believes these risks, which have not had a material adverse effect on the Bank to date, generally are less than the risks associated with holding fixed-rate loans in portfolio during a rising interest rate environment.

     The Bank generally requires an acceptable attorney's opinion on the status of its lien on all loans where real estate is the primary source of security. The Bank also requires that fire and casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least equal to the outstanding loan balance.

     The Bank's one- to four-family residential mortgage loans typically do not exceed 80% of the appraised value of the security property. Pursuant to underwriting guidelines adopted by the Bank's Board of Directors, the Bank can lend up to 95% of the appraised value of the property securing a one- to- four family residential loan; however, the Bank generally requires private mortgage insurance on the portion of the principal amount that exceeds 90% of the appraised value of the security property.

     Multi-family and Commercial Real Estate Loans. The Bank occasionally originates mortgage loans for the acquisition and refinancing of multi-family and commercial real estate properties. The majority of the Bank's commercial real estate loans are secured by churches, motels and a country club, all of which are located in Indiana. At December 31, 1998, the Bank's largest multi-family or commercial real estate loan was $213,000 and is secured by a motel.

     Most of the Bank's commercial real estate loans have adjustable interest rates and terms of 15 years or less. The Bank requires appraisals of all properties securing commercial real estate loans. Appraisals are performed by an independent appraiser designated by the Bank, all of which are reviewed by management.

     Multi-family and commercial real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. However, loans secured by such properties usually are greater in amount and are more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by income producing properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by limiting the maximum loan-to-value ratio to 80% and strictly scrutinizing the financial condition of the borrower, the cash flow of the project, the quality of the collateral and the management of the property securing the loan. The Bank also obtains loan guarantees from financially capable parties based on a review of personal financial statements.

     Residential Construction Loans. The Bank originates residential construction loans to local home builders and to individuals for the construction and acquisition of their personal residence.

     The Bank's construction loans to builders generally have fixed interest rates and are for a term of one year. Such loans to builders are typically made with a maximum loan to value ratio of 85%. These loans are
usually made on a speculative (unsold) basis.   The maximum amount that any one
builder may borrow from the Bank is $500,000, which is the Bank's internal loan-to-one-borrower limit. At December 31, 1998, the largest amount of construction loans outstanding to one builder was $150,000, all of which was for speculative construction. Construction loans to individuals are made on the same terms as the Bank's one- to four-family mortgage loans, but provide for the payment of interest only during the construction phase, which is usually six months. At the end of the construction phase, the loan converts to a permanent mortgage loan.

     Prior to making a commitment to fund a construction loan, the Bank requires an appraisal of the property by a staff appraiser. The Bank also reviews and inspects each project prior to disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection of the project based on percentage of completion.

     Construction lending affords the Bank the opportunity to earn higher interest rates with shorter terms to maturity relative to single-family permanent mortgage lending. Construction lending, however, is generally considered to involve a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, the Bank may be confronted with a project whose value is insufficient to assure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the payoff for the loan is dependent on the builder's ability to sell the property prior to the time that the construction loan is due.

     The Bank has attempted to minimize the foregoing risks by, among other things, limiting its construction lending to residential properties. It is also the Bank's general policy to obtain regular financial statements from builders so that it can monitor their financial strength.

     Land Loans. The Bank occasionally originates loans secured by unimproved land. Most of these loans have a term of ten years or less and may have fixed or adjustable interest rates. The largest land loan at December 31, 1998 was $174,000.

     Savings Account Loans. The Bank offers loans secured by savings deposits. Generally, such loans are made at an interest rate that is 2% above the account rate for an amount up to 100% of the amount on deposit at the Bank less six month's interest.

     Other Consumer Loans. In February 1998, the Bank began offering automobile loans. The Bank expanded its consumer loan offering in June 1998 to include other secured and unsecured consumer loans. The Bank does not anticipate that consumer loans will constitute a significant portion of its loan portfolio for the foreseeable future.

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

     Loans to One Borrower. The maximum amount that the Bank may lend to one borrower is limited by federal regulations. At December 31, 1998, the Bank's regulatory limit on loans to one borrower was $607,000. At such date, the Bank's largest amount of loans to one borrower (including the borrower's related interests) was $492,000 and consisted of 10 single family mortgage loans (7 of which were secured by non-owner-occupied properties) and one commercial real estate loan.

     Maturity of Loan Portfolio. The following table sets forth certain information at December 31, 1998 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loans losses.


                                                                    After         After
                                                                     One         5 Years
                                                                    Year         Through
                                                   Within          Through         10         After
                                                  One Year         5 Years        Years      10 Years      Total
                                                  ----------    ----------    ----------    ----------    ----------
                                                                             (In thousands)

Mortgage loans:

     One- to four-family......................        $1,191        $3,737        $4,620        $8,344       $17,892

     Multi-family.............................            20            94           121           127           362

     Commercial real estate...................           261           194           171           275           901

     Land.....................................            66           176           230           182           654

     Residential construction.................           846             7            11           116           980

Consumer Loans:

          Loans secured by savings accounts...           274             -             -             -           274

          Other...............................            91           326            37             -           454
                                                      ------        ------        ------       -------        ------
                    Total gross loans.........        $2,749        $4,534        $5,190        $9,044       $21,517
                                                      ======        ======        ======       =======       =======

     The following table sets forth the dollar amount of all loans due after December 31, 1999, which have fixed interest rates and have floating or adjustable interest rates.


                                                                                               Floating
                                                                                                  or
                                                                              Fixed-          Adjustable
                                                                               Rates           -  Rates
                                                                          ------------     -------------

                                                                                   (In thousands)

Mortgage loans:

     One- to four-family............................................            $6,357           $10,345

     Multi-family...................................................                98               244

     Commercial real estate.........................................               364               275

     Land...........................................................               247               341

     Residential construction.......................................                 -               134

Consumer loans:

          Loans secured by savings accounts.........................                 -                 -

          Other.....................................................               363                 -
                                                                                ------           -------
              Total gross loans.........................................         $7,429           $11,339
                                                                                =======          =======

     Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of a loan is substantially less than its contractual term because of prepayments. In addition, due-on-sale clauses on loans generally give the Bank the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of a mortgage loan tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, tends to decrease when rates on existing mortgage loans are substantially higher than current mortgage loan market rates.

     Loan Solicitation and Processing. The Bank's lending activities are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Bank's Board of Directors and management. Loan originations come from a number of sources. The customary sources of loan originations are realtors, referrals and existing customers. The Bank does not utilize mortgage brokers or other third-party originators.

     Single-family residential mortgage loans up to $100,000 may be approved by unanimous vote of the Bank's Loan Committee, which consists of the President and three Directors. If the Loan Committee does not unanimously approve a loan, it is referred to the Board of Directors. All single-family residential mortgage loans of $100,000 or more and all other mortgage loans must be approved by the Bank's Board of Directors. Consumer loans must be approved by an authorized officer and ratified by the Board of Directors.

     Loan Originations, Purchases and Sales. While the Bank originates both adjustable-rate and fixed-rate loans, its ability to generate each type of loan depends upon relative customer demand for loans. During the years ended December 31, 1998 and 1997, the Bank originated $8.3 million and $4.8 million of loans, respectively. Of the $8.3 million of loans originated in 1998, $2.9 million, or 35.4%, had adjustable rates of interest.

     The Bank generally retains for its portfolio all of the loans that it originates and does not frequently purchase loans. Occasionally, the Bank will participate with other area financial institutions in multi-family or commercial real estate loans. In 1995, the Bank established an informal relationship with another financial institution pursuant to which the Bank occasionally sells 90% participations in single-family mortgage loans and purchases participations in loans secured by non-owner-occupied, one- to four-family properties. The Bank retains the servicing rights on the participation loans that it sells. The Bank does not receive a fee for the loans sold under this arrangement and pays no fee on the loans it purchases.

        The following table sets forth total loans originated, purchased, sold and repaid during the periods indicated.

                                                                                  Years Ended December 31,
                                                                    -----------------------------------------------------
                                                                         1998               1997                 1996
                                                                    -------------      --------------        ------------
                                                                                      (In thousands)
Total gross loans at beginning of period ......................       $19,714              $20,332            $20,264

Loan originated:
Mortgage loans:
   One- to four-family.........................................         5,770                3,456              3,740
   Multi-family................................................             -                    -                  -
   Commercial real estate......................................           175                   70                 55
   Land........................................................           248                   84                110
   Residential construction....................................         1,422                  972              1,150
Consumer loans.................................................           662                  180                154
                                                                    ---------            ---------         ----------
       Total loans originated..................................         8,277                4,762              5,209
                                                                    ---------            ---------         ----------

Loans purchased:
   Mortgage loans:
   One- to four-family.........................................             -                    -                 44
   Multi-family................................................             -                    -                  -
   Commercial real estate......................................             -                   73                  -
   Land........................................................             -                    -                  -
   Residential construction....................................             -                    -                  -
Consumer loans:
   Loans secured by savings accounts...........................             -                    -                  -
   Other.......................................................             -                    -                  -
                                                                    ---------            ---------         ----------
     Total loans purchased ....................................             -                   73                 44

Loans sold:
   Mortgage loans:
    One- to four-family........................................             -                    -              (180)

Loan principal repayments......................................       (6,474)              (5,453)            (5,005)
                                                                    ---------            ---------         ----------
Net loan activity..............................................         1,803                (618)                 68
                                                                    ---------            ---------         ----------
Total gross loans at end of period.............................       $21,517              $19,714            $20,332
                                                                    =========            =========         ==========


     Loan Commitments. The Bank issues commitments for mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 90 days from approval. At December 31, 1998, the Bank had loan commitments totaling $234,000 (not including undisbursed portions of loans in process of $472,000).

     Loan Fees. In addition to interest earned on loans, the Bank receives income from fees in connection with loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

     The Bank charges loan origination fees for fixed-rate loans which are calculated as a percentage of the amount borrowed. In accordance with applicable accounting procedures, loan origination fees and discount points in excess of loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. At December 31, 1998, the Bank had $64,000 of deferred loan fees. The Bank recognized $24,000 and $12,000 of deferred loan fees during the years ended December 31, 1998 and 1997, respectively, in connection with loan refinancings, payoffs, sales and ongoing amortization of outstanding loans.

     Nonperforming Assets and Delinquencies. When a borrowers fails to make a required payment on a loan, the Bank attempts to cure the deficiency by contacting the borrower and seeking the payment. A late notice is mailed 20 days after a payment is due. In most cases, deficiencies are cured promptly. If a delinquency continues, additional contact is made either through additional notices or other means and the Bank will attempt to work out a payment schedule. While the Bank generally prefers to work with borrowers to resolve such problems, the Bank will institute foreclosure or other proceedings, as necessary, to minimize any potential loss.

     The Bank's Board of Directors is informed monthly of the amounts of loans delinquent more than 60 days, all loans in foreclosure and all foreclosed and repossessed property owned by the Bank.

     The Bank ceases accruing interest on a loan when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. The Bank does not accrue interest on loans past due 90 days or more when the estimated value of collateral and collection efforts are deemed insufficient to ensure full recovery.

     The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated. The Bank had no restructured loans within the meaning of SFAS No. 15 at the dates indicated.

                                                                                               At December 31,
                                                                      --------------------------------------------------------------
                                                                             1998                   1997                   1996
                                                                      ----------------      ------------------       ---------------
                                                                                          (Dollars in thousands)

Loans accounted for on a nonaccrual basis......................                 $   -                   $   -                 $   -
Accruing loans which are contractually
  past due 90 days or more:
 Mortgage loans.................................................                    29                       -                    83

 Consumer loans.................................................                     -                       -                     -

  Total.........................................................                    29                       -                    83
                                                                                 -----                   -----                 -----

Foreclosed real estate, net.....................................                     -                       -                     -
                                                                                 -----                   -----                 -----

  Total nonperforming assets....................................                 $  29                   $   -                 $  83
                                                                                 =====                   =====                 =====

Total loans delinquent 90 days or more to net loans.............                  0.14%                   0.00%                0.42%

Total loans delinquent 90 days or more to total assets..........                  0.11%                   0.00%                0.37%

Total nonperforming assets to total assets......................                  0.11%                    N/M                 0.37%


     Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at fair market value at the date of foreclosure. Subsequent to foreclosure, real estate owned is carried at the lower of the foreclosed amount or fair value, less estimated selling costs. At December 31, 1998, the Bank had no real estate owned.

     Asset Classification. The OTS has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful can be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "special mention" and monitored by the Bank.

     The following table sets forth the number and amount of classified loans at December 31, 1998.


                                                                                                             Special
                                       Loss                  Doubtful               Substandard              Mention
                             ---------------------         -----------------        ---------------       ----------------
                               Number        Amount         Number     Amount        Number     Amount     Number   Amount
                             ---------     ---------       ---------  --------      --------   --------    ------   ------
                                                                         (Dollars in thousands)

Mortgage loans:

 One- to four-family........         -     $     -             -      $   -             2      $  29        18        $357

 Multi-family...............         -           -             -          -             -          -         -        -

 Commercial real estate.....         -           -             -          -             -          -         -        -

 Land.......................         -           -             -          -             -          -         -        -

 Residential construction...         -           -             -          -             -          -         -        -

Consumer loans..............         -           -             -          -             -          -         -        -



     Allowance for Loan Losses. In originating loans, the Bank recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. The allowance method is used in providing for loan losses. Accordingly, all loan losses are charged to the allowance and all recoveries are credited to it. The allowance for loan losses is established through a provision for loan losses charged to operations. The provision for loan losses is based on management's evaluation of of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specified impaired loans, and economic conditions.

     Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while the Bank believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Bank's financial condition and results of operations. The following table sets forth an analysis of the Bank's allowance for loan losses.


                                                                            Years Ended December 31,
                                                           ------------------------------------------------------
                                                                  1998                1997                1996
                                                           --------------      ---------------      -------------
                                                                                 (In thousands)

Allowance at beginning of period.........................         $    51                $  52             $   44

Provision for loan losses................................               -                    -                  8

Recoveries...............................................               -                    -                  -


Charge-offs:

 Mortgage loans..........................................               -                    -                  -

 Consumer loans..........................................               -                    1                  -
                                                                  -------                -----             ------

   Total charge-offs.....................................               -                    1                  -
                                                                  -------                -----             ------

   Net charge-offs.......................................               -                    1                  1
                                                                  -------                -----             ------

   Balance at end of period..............................         $    51                $  51             $   52
                                                                  =======                =====             ======


Allowance for loan losses as a
  percentage of total loans outstanding
  at the end of the period...............................            0.24%                0.26%              0.26%


Net charge-offs (recoveries) as a
  percentage of average loans outstanding
  during the period......................................            0.00%                0.01%              0.00%


Allowance for loan losses as a
  percentage of nonperforming loans
  at end of period.......................................          175.86%                 N/M              62.65%


     The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.


                                                                           At December 31,
                                        ----------------------------------------------------------------------------------
                                                    1998                             1997                         1996
                                        -----------------------------         --------------------         ---------------

                                                         Percent                      Percent                      Percent
                                                        of Loans                     of Loans                     of Loans
                                                           in                           in                           in
                                                        Category                     Category                     Category
                                                        to Total                     to Total                     to Total
                                           Amount         Loans        Amount          Loans        Amount          Loans
                                          -------    -----------     ---------    -----------     ---------    -----------
                                                                        (Dollars in thousands)

Mortgage loans:

 One- to four-family...................       $33           83.1%          $37           85.7%          $37           85.0%

 Multi-family..........................         1            1.7             2            2.4             2            1.9

 Commercial real estate................         5            4.2             7            4.4             7            4.3

 Land..................................         6            3.0             4            2.7             5            2.9

 Residential construction..............         1            4.6             1            4.0             1            4.8

Consumer loans:

  Loans secured by savings accounts....         -            1.3             -            0.9             -            1.1

  Other consumer loans.................         5            2.1             -              -             -              -

Unallocated............................         -            N/A             -            N/A             -            N/A
                                              ---           -----          ---          -----           ---          -----

   Total allowances for loan losses....       $51          100.0%          $51          100.0%          $52          100.0%
                                              ===          =====           ===          =====           ===          =====


Investment Activities

     The Bank is permitted under federal law to invest in various types of liquid assets, including U.S. Government obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB-Indianapolis, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, the Bank may also invest a portion of its assets in commercial paper and corporate debt securities. Savings institutions like the Bank are also required to maintain an investment in FHLB stock. The Bank is required under federal regulations to maintain a minimum amount of liquid assets.

     SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that investments be categorized as "held to maturity," "trading securities" or "available for sale," based on management's intent as to the ultimate disposition of each security. SFAS No. 115 allows debt securities to be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity." Debt and equity securities held for current resale are classified as "trading securities." Such securities are reported at fair value, and unrealized gains and losses on such securities would be included in earnings. The Company does not currently use or maintain a trading account. Debt and equity securities not classified as either "held to maturity" or "trading securities" are classified as "available for sale." Such securities are reported at fair value, and unrealized gains and losses on such securities are excluded from earnings and reported as a net amount in a separate component of equity.

     The Company's investment policies limit investments to U.S. Government and agency securities, mortgage-backed securities and higher rated corporate securities. A high credit rating indicates only that the rating agency believes there is a low risk of default. However, all of the Company's investment securities, including those that have high credit ratings, are subject to market risk insofar as increases in market rates of interest may cause a decrease in their market value. Corporate securities are also subject to credit risk insofar as the payment obligations on such securities are dependent on the successful operation of issuer's business. The Company's investment policy does not permit engaging directly in hedging activities or purchasing high risk mortgage derivative products. Investments are made based on certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, the Company's liquidity position, and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments). The effect that the proposed investment would have on the Company's credit and interest rate risk and risk-based capital is also considered.

     The Bank purchases investment securities to provide necessary liquidity for day-to-day operations. The Bank also purchases investment securities when investable funds exceed loan demand. In recent years, the Bank has preferred to invest in individual mortgage loans rather than mortgage-backed securities. Depending on loan demand, the Bank may consider increasing its investment in mortgage-backed securities.

     The following table sets forth the amortized cost and fair value of the Company's securities, by accounting classification and by type of security, at the dates indicated.


                                                                              At December 31,
                                        -----------------------------------------------------------------------------------------
                                                     1998                                 1997                           1996
                                        -------------------------------            -------------------            ---------------

                                           Amortized         Fair         Amortized         Fair         Amortized         Fair
                                             Cost           Value           Cost           Value           Cost           Value
                                        ------------    -----------    ------------    -----------    ------------    -----------
                                                                           (Dollars in thousands)


Available for sale:

Investment securities:

 U.S. Treasury obligations...............     $    -         $    -          $    -         $    -            $100           $100

 U.S. Government agency obligations......      1,447          1,432             999            970             649            614

 Corporate notes.........................        100            100             350            349             100             99
                                              ------          -----          ------         ------            ----           ----
   Total available for sale..............      1,547          1,532           1,349          1,319             849            813


Held to maturity:
Mortgage-backed securities:
 Fannie Mae..............................          -              -              17             16              20             20
 Freddie Mac.............................          -              -               4              5               7              7
                                              ------          -----          ------         ------            ----           ----
   Total held to maturity................          -              -              21             21              27             27
                                              ------         ------          ------         ------            ----           ----

   Total.................................     $1,547         $1,532          $1,370         $1,340            $876           $840
                                              ======         ======          ======         ======            ====           ====


     The following table sets forth certain information regarding the amortized cost, weighted average yields and maturities or periods to repricing of the Company's debt securities at December 31, 1998, all of which are available for sale.

                                                                          At December  31, 1998
                         ---------------------------------------------------------------------------------------------------------
                                Less than              One to          After Five to            After
                                One Year              Five Years        Ten Years              Ten Years               Total
                            ------------------    -------------------- ------------------    -------------------   -----------------
                                       Weighted               Weighted            Weighted              Weighted           Weighted
                            Amortized  Average    Amortized   Average   Amortized  Average   Amortized   Average  Amortized Average
                              Cost      Yield       Cost      Yield      Cost       Yield       Cost     Yield      Cost      Yield
                            ---------  -------    --------    ------     ------    -------   --------    ------   --------  -------
                                                                    (Dollars in thousands)

Investment securities:

  U.S. Treasury agency
  obligations.............  $       -       -%        $749     5.15%       $100      6.13%       $598      6.42%    $1,447     5.74%

  Corporate notes.........        100     5.95           -        -           -         -           -         -        100     5.95
                            ---------                -----               -------                ------              ------
   Total available for sale      $100     5.95        $749      5.15        $100       6.13       $598     6.42     $1,547     5.76
                            =========                =====                  ====                ======              ======

Deposit Activities and Other Sources of Funds

     General. Deposits are the major external source of funds for the Bank's lending and other investment activities. In addition, the Bank also generates funds internally from loan principal repayments and prepayments and maturing investment securities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. The Bank may use borrowings from the FHLB-Indianapolis to compensate for reductions in the availability of funds from other sources. Presently, the Bank has no other borrowing arrangements.

     Deposit Accounts. Nearly all of the Bank's depositors reside in Indiana. The Bank's deposit products include money market accounts, passbook accounts, and term certificate accounts. The Bank introduced checking accounts in November 1998. Deposit account terms vary with the principal difference being the minimum balance deposit, early withdrawal penalties and the interest rate. The Bank reviews its deposit mix and pricing weekly. The Bank does not utilize brokered deposits, nor has it aggressively sought jumbo certificates of deposit.

     The Bank believes it is competitive in the interest rates it offers on its deposit products. The Bank determines the rates paid based on a number of factors, including rates paid by competitors, the Bank's need for funds and cost of funds, borrowing costs and movements of market interest rates.

     The following table indicates the amount of the Bank's jumbo certificate accounts by time remaining until maturity as of December 31, 1998. Jumbo certificate accounts have principal balances of $100,000 or more.

                                                Certificate
 Maturity Period                                 Accounts
 --------                                     ------------
                                              (In thousands)


Three months or less.....................       $  331

Over three through six months............          378

Over six through 12 months...............          465

Over 12 months...........................        1,098
                                                ------
       Total                                    $2,272
                                                ======

     The following table sets forth the balances (inclusive of interest credited) and changes in dollar amounts of deposits in the various types of accounts offered by the Bank between the dates indicated.


                                                                        At December 31,
                          ----------------------------------------------------------------------------------------------------------

                                             1998                                       1997                            1996
                          -----------------------------------------    ---------------------------------------   -------------------
                                            Percent                                   Percent                               Percent
                                              of        Increase                        of          Increase                   of
                             Amount         Total      (Decrease)       Amount        Total         (Decrease)    Amount      Total
                          -----------     ----------   ------------    -----------   ----------    ------------   -------   --------
                                                                (Dollars in thousands)
Noninterest bearing demand
  accounts................   $    14         0.07%      $  14          $     -            -%        $   -       $     -           -%

Interest-bearing demand
  accounts................        66         0.34          66                -            -             -             -           -

Regular savings accounts..     1,244         6.37         (57)           1,301         6.56           (28)        1,329        6.58

Money market deposit......     2,696        13.81         567            2,129        10.73          (121)        2,250       11.14

Fixed-rate certificates
  which mature:

  Within 1 year...........     8,000        41.00        (809)           8,809        44.39         1,071         7,738       38.32

  After 1 year,
   within 2 years ........     4,670        23.94          32            4,638        23.37          (492)        5,130       25.40

  After 2 years, but
   within 4 years.........     1,913         9.80        (447)           2,360        11.89            93         2,267       11.23

  After 4 years, but
   within 6 years.........       914         4.67         305              609         3.06          (871)        1,480        7.33
                             -------       ------       -----           ------       ------       -------       -------      ------
        Total ............   $19,517       100.00%      $ 329          $19,846       100.00%      $  (348)      $20,194      100.00%
                             =======       ======       =====          =======      =======       =======       =======      ======

     The following table sets forth the amount of time deposits in the Bank categorized by maturities at December 31, 1998.


                                                                           Amount Due
                                 --------------------------------------------------------------------------------------------
                                   Less Than        One to       Two to            Three to           After
                                    One Year      Two Years    Three Years        Four Years       Four Years       Total
                                 -----------    ------------    -------------    -------------    ------------    -----------
                                                                         (In thousands)

Below 4.99% ....................    $2,395          $   17           $    -          $     -          $   -       $ 2,412

5.00 - 5.49% ...................     1,206           2,241              650              250             19         4,366

5.50 - 5.99% ...................     1,370             931              116              202            857         3,476

6.00 - 6.49% ...................     1,757             292               37               10              -         2,096

6.50 - 6.99% ...................       331           1,044              138              390              -         1,903

7.00 - 7.49% ...................     1,244               -                -                -              -         1,244
                                    ------          ------             ----             ----           ----       -------
     Totals.....................    $8,303          $4,525             $941             $852           $876       $15,497
                                    ======          ======             ====             ====           ====       =======

     Borrowings. The Bank has the ability to use advances from the FHLB-Indianapolis to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Indianapolis functions as a central reserve bank providing credit for savings associations and certain other member financial institutions. As a member of the FHLB-Indianapolis, the Bank is required to own capital stock in the FHLB-Indianapolis and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government or agencies thereof) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.

     The following table sets forth certain information regarding the Bank's use of FHLB advances during the periods indicated.


                                                                           Years Ended December 31,
                                                           -----------------------------------------------------
                                                                1998               1997                1996
                                                           --------------     ---------------      -------------
                                                                                (In thousands)


Maximum balance at any month end .............................  $   -                $ 500              $ 400

Average balance ..............................................      -                  254                154

Year end balance .............................................      -                   -                  -

Weighted average interest rate:

     At end of year ..........................................      -                   -                  -

     During the year .........................................      -                5.91%              9.09%


Subsidiary Activities

     The Company's only direct subsidiary is the Bank. Under OTS regulations, the Bank generally may invest up to 3% of its assets in service corporations, provided that at least one-half of investment in excess of 1% is used primarily for community, inner-city and community development projects. In 1989 the Bank formed Peoples Building and Loan Association Service Corporation for the purpose of selling annuities and mutual funds to customers of the Bank. The Bank's service corporation is currently inactive.

Personnel

     As of December 31, 1998, the Company had 8 full-time employees and 2 part-time employee, none of whom is represented by a collective bargaining unit. The Company believes its relationship with its employees is good.

                           REGULATION AND SUPERVISION

General

     As a savings and loan holding company, the Company is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the OTS. The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the Federal Deposit Insurance Corporation ("FDIC"), as the deposit insurer. The Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-KSB does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

Holding Company Regulation

     The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender. See "Federal Savings Institution Regulation - QTL Test." Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

     A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company, without prior written approval of the OTS and from acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS considers the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

     The OTS may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

     Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. The Bank must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Federal Savings Institution Regulation

     Business Activities. The activities of federal savings institutions are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal association, e.g., commercial, non-residential real property loans and consumer loans, are limited to a specified percentage of the institution=s capital or assets.

     Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage ratio and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

     The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 1998, the Bank met each of its capital requirements.

     Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     Insurance of Deposit Accounts. Deposits of the Bank are presently insured by the SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 1998, FICO payments for SAIF members approximated 6.10 basis points, while Bank Insurance Fund ("BIF") members paid 1.22 basis points. By law, there will be equal sharing of FICO payments between SAIF and BIF members on the earlier of January 1, 2000 or the date the SAIF and BIF are merged.

     The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

     Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     Thrift Rechartering Legislation. Legislation enacted in 1996 provided that the BIF and SAIF were to have merged on January 1, 1999 if there were no more savings associations as of that date. Various proposals to eliminate the federal savings association charter, create a uniform financial institutions charter, abolish the OTS and restrict savings and loan holding company activities have been introduced in Congress. The Bank is unable to predict whether such legislation will be enacted or the extent to which the legislation would restrict or disrupt its operations.

     Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

     QTL Test. The HOLA requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

     A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1998, the Bank met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. The rule effective in 1998 established three tiers of institutions based primarily on an institution's capital level. An institution that exceeded all capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and had not been advised by the OTS that it was in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during the calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half the excess capital over its capital requirements at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions required prior regulatory approval. At December 31, 1998, the Bank was a Tier 1 Bank. Effective April 1, 1999, the OTS's capital distribution regulation will change. Under the new regulation, an application to and the prior approval of the OTS will be required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

     Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4%, but may be changed from time to time by the OTS to any amount within the range of 4% to 10%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended December 31, 1998 totaled $10,000.

     Transactions with Related Parties. The Bank's authority to engage in transactions with "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

     The Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

     Enforcement. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Director of the OTS that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

     Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that a savings institution fails to meet any standard prescribed by the guidelines, the OTS may require the institution to submit an acceptable plan to achieve compliance with the standard.

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $46.5 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $46.5 million, the reserve requirement is $1.395 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank complies with the foregoing requirements.


                           FEDERAL AND STATE TAXATION

Federal Taxation

    General. The Company and the Bank report their income on a calendar year, consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS since 1995, which covered the tax year 1994. For its 1998 taxable year, the Bank is subject to a maximum federal income tax rate of 34%.

    Bad Debt Reserves. For fiscal years beginning prior to December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the Internal Revenue Code of 1986 (the "Code") were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally secured by interests in real property improved or to be improved) under (i) the Percentage of Taxable Income Method (the "PTI Method") or (ii) the Experience Method. The reserve for nonqualifying loans was computed using the Experience Method.

    The Small Business Job Protection Act of 1996 (the "1996 Act"), which was enacted on August 20, 1996, repeals the reserve method of accounting for bad debts for tax years beginning after 1995 and requires savings institutions to recapture (i.e., take into income) certain portions of their accumulated bad debt reserves. Thrift institutions eligible to be treated as "small banks" (assets of $500 million or less) are allowed to use the Experience Method applicable to such institutions, while thrift institutions that are treated as large banks (assets exceeding $500 million) are required to use only the specific charge-off method. Thus, the PTI Method of accounting for bad debts is no longer available for any financial institution.

    A thrift institution required to change its method of computing reserves for bad debts will treat such change as a change in method of accounting, initiated by the taxpayer, and having been made with the consent of the IRS. Any Section 481(a) adjustment required to be taken into income with respect to such change generally will be taken into income ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to a 2-year suspension if the "residential loan requirement" is satisfied.

    Under the residential loan requirement provision, the recapture required by the 1996 Act will be suspended for each of two successive taxable years, beginning with the Bank's 1996 taxable year, in which the Bank originates a minimum of certain residential loans based upon the average of the principal amounts of such loans made by the Bank during its six taxable years preceding its current taxable year.

    The Bank is required to recapture (i.e., take into income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987. The Bank has no post-1987 reserves subject to recapture.

    Distributions. Under the 1996 Act, if the Bank makes "non-dividend distributions" to the Company, such distributions will be considered to have been made from the Bank's unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and then from the Bank's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank's income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not be so included in the Bank's income.

    The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. The Banks does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

Indiana Taxation

    Indiana imposes an 8.5% franchise tax based on a financial institution=s adjusted gross income as defined by statute. In computing adjusted gross income, deductions for municipal interest, U.S. Government interest, the bad debt deduction computed using the reserve method and pre-1990 net operating losses are disallowed. The Bank's state franchise tax returns have not been audited for the past five years.


Item 2. Description of Property
-------------------------------

    The Bank owns its one office. At December 31, 1998, the net book value of the Bank's properties (including land and buildings), fixtures, furniture and equipment was $218,000.


Item 3.  Legal Proceedings
--------------------------

    Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business. Neither the Company nor the Bank is a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Company.


Item 4. Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

    None.

                                    PART II

Item 5. Market for the Company's Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------------

    Information relating to the market for the Company's common equity and related stockholder matters is disclosed in the Company's 1998 Annual Report to Shareholders on page 35 and is incorporated herein by reference.


Item 6. Management's Discussion and Analysis or Plan of Operation.
-----------------------------------------------------------------

    This information is disclosed in the Company's 1998 Annual Report to Shareholders at pages 4 through 12 and is incorporated herein by reference.


Item 7. Financial Statements.
----------------------------

    The consolidated financial statements of the Company and its subsidiary, together with the report thereon by Monroe Shine & Co., Inc. for the year ended December 31, 1998 are included in the Company's 1998 Annual Report to Shareholders at pages 14 through 33 and are incorporated herein by reference.


Item 8. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosures.
---------------------

    Prior to the fiscal year ended December 31, 1997, the Bank's consolidated financial statements were audited by Umbach & Associates. The former accountant was replaced by Monroe Shine & Co., Inc., which was engaged on January 28, 1998 and continues as the independent auditors of the Bank. The decision to change auditors was approved by the Board of Directors on January 12, 1998. For the fiscal years ended December 31, 1996 and 1995 and up to the date of the replacement of the Bank's former accountant, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of the former accountant, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports. The independent auditors' report on the consolidated financial statements for the fiscal years ended December 31, 1996 and 1995 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.


                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
-------  -------------------------------------------------------------
    Compliance with Section 16(a) of the Exchange Act.
    -------------------------------------------------

    Information regarding directors of the Company is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 1999, at pages 2 through 4.

    The following table sets forth certain information regarding the executive officers of the Company and the Bank.


             Name                    Age                            Position
             ----                    ---                            --------
Carl D. Smith                         52               President and Chief Executive Officer of the
                                                       Company and the Bank

Clarke A. Blackford                   51               Vice President, Treasurer and Secretary of
                                                       the Company and the Bank

     Carl D. Smith has served as President and Chief Executive Officer of the Bank since 1976 and as President and Chief Executive Officer of the Company since its formation in 1998.

     Clarke A. Blackford has served as Vice President of the Bank since 1993 and as Treasurer and Secretary since 1980. He has served as Vice President, Treasurer and Secretary of the Company since its formation in 1998.


Item 10.  Executive Compensation.
--------------------------------

     Information regarding the compensation of directors and executive officers of the Company is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 1999, at pages 5 through 6.


Item 11.  Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

     Information regarding security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 1999, at page 2.


Item 12. Certain Relationships and Related Transactions.
-------------------------------------------------------

     Information regarding certain relationships and related transactions is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 1999, at page 6.


Item 13.  Exhibits and Reports on Form 8-K.
------------------------------------------

     (a)  The following exhibits are filed as a part of this report:

     3.1 Articles of Incorporation of PCB Holding Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (File No. 333-48191))
     3.2 Bylaws of PCB Holding Company (incorporated by reference to Exhibit
         3.2 to the Company's Registration Statement on Form SB-2 (File No. 333-48191))
     4.0 Stock Certificate of PCB Holding Company (incorporated by reference to
         Exhibit 4.0 to the Company's Registration Statement on Form SB-2
         (File No. 333-48191))
     10.1  Employment Agreement with Carl D. Smith
     13.0  Portions of Annual Report to Stockholders
     21.0  Subsidiaries of Registrant
     27.0  Financial Data Schedule

      (b)  Reports on Form 8-K.

           None.

                                   SIGNATURES

     In accordance with Section 13 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PCB HOLDING COMPANY


                                           By:  /s/ Carl D. Smith
                                           -------------------------------------
                                           Carl D. Smith
                                           President and Chief Executive Officer


DATED:  March 15, 1999

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                              Title                                             Date
----                              -----                                             ----

/s/ Carl D. Smith                 President, Chief Executive Officer                March 15, 1999
-------------------------         and Director
Carl D. Smith                     (Principal Executive Officer)


/s/ Clarke A. Blackford           Treasurer and Corporate Secretary                 March 15, 1999
-------------------------         (Principal Accounting and Financial Officer)
Clarke A. Blackford


/s/ James L. Wittmer              Chairman of the Board                             March 15, 1999
-------------------------
James L. Wittmer


/s/ Howard L. Traphagen           Director                                          March 15, 1999
-------------------------
Howard L. Traphagen


/s/ James G. Tyler                Director                                          March 15, 1999
-------------------------
James G. Tyler


/s/ Daniel P. Lutgring            Director                                          March 15, 1999
-------------------------
Daniel P. Lutgring

/s/ Marion L. Ress                Director                                          March 15, 1999
-------------------------
Marion L. Ress

                                       27