Form 10QSB
period 1999-03-31
PCB HOLDING CO
filed 1999-05-14
CIK 1057818

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                 FORM 10-QSB

                                  (Mark One)
                                   --------
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                For the quarterly period ended MARCH 31, 1999

                                      OR

        ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------

                         Commission File No. 0-24135

                             PCB HOLDING COMPANY
                             -------------------
            (Exact name of registrant as specified in its charter)

                 INDIANA                                35-2040715
                 -------------------------------------------------
         (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)            Identification Number)

                   819 MAIN STREET, TELL CITY, INDIANA 47586
                   -----------------------------------------
             (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code 1-812-547-7094
                                                         --------------
   ---------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]


      APPLICABLE ONLY TO CORPORATE ISSUERS; Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 396,750 shares of common stock were outstanding as of April 30, 1999.

                             PCB HOLDING COMPANY


                                    INDEX

PART I    FINANCIAL INFORMATION                                            PAGE
                                                                           ----

          ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

            Consolidated Balance Sheets as of March 31, 1999
              and December 31, 1998                                           3

            Consolidated Statements of Income for the three months
              ended March 31, 1999 and 1998                                   4

            Consolidated Statements of Cash Flows for the three months
              ended March 31, 1999 and 1998                                   5

            Notes to consolidated financial statements                    6 - 7

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                            8-12


PART II.  OTHER INFORMATION                                                  13





SIGNATURES                                                                   14



                                      PART I - FINANCIAL INFORMATION
                                    PCB HOLDING COMPANY AND SUBSIDIARY
                                        CONSOLIDATED BALANCE SHEETS

                                                                                     MARCH 31,                  DECEMBER 31,
                                                                                     ---------                  ------------
                                                                                       1999                         1998
                                                                                       ----                         ----
                                                                                    (UNAUDITED)                       *
                                                                                                    (IN THOUSANDS)
ASSETS

Cash and due from banks                                                      $                43            $               43
Interest bearing deposits with banks                                                       2,860                         2,323
Securities available for sale, at fair value                                               1,163                         1,532

Loans receivable, net                                                                     21,543                        20,930

Federal Home Loan Bank stock, at cost                                                        196                           196
Premises and equipment                                                                       217                           218
Accrued interest receivable                                                                  132                           148
Other assets                                                                                  47                            49
                                                                            ---------------------------------------------------

    Total Assets                                                             $            26,201            $           25,439
                                                                            ===================================================

LIABILITIES

Deposits                                                                     $            20,274            $           19,517
Accrued interest payable on deposits                                                          13                             6
Accrued expenses and other liabilities                                                        50                            66
                                                                            ---------------------------------------------------

    Total Liabilities                                                                     20,337                        19,589
                                                                            ---------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred stock of $.01 per share
  Authorized 1,000,000 shares; none issued                                                     0                             0
Common stock of $.01 per share
  Authorized 4,000,000 shares; issued and
  outstanding 396,750 shares                                                                   4                             4
Additional paid-in capital                                                                 3,656                         3,656
Retained earnings-substantially restricted                                                 2,225                         2,199
Accumulated other comprehensive income:
  Net unrealized loss on securities available for sale,
   net of tax                                                                                (21)                           (9)
                                                                            ---------------------------------------------------
    Total Stockholders' Equity                                                             5,864                         5,850
                                                                            ---------------------------------------------------

    Total Liabilities and Stockholders' Equity                               $            26,201            $           25,439
                                                                            ===================================================

*  Derived from audited financial statements.
See accompanying notes to consolidated financial statements.



                                          PCB HOLDING COMPANY AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF INCOME
                                                      (UNAUDITED)
                                                                                            THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                                  ---------
                                                                                         1999                  1998
                                                                                         ----                  ----
                                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

INTEREST INCOME
  Loans                                                                            $           400       $           369
  Mortgage-backed securities                                                                     0                     1
  Other debt securities                                                                         20                    15
  Federal Home Loan Bank dividends                                                               4                     4
  Interest bearing deposits with banks                                                          25                    13
                                                                                  ---------------------------------------
      Total interest income                                                                    449                   402

INTEREST EXPENSE
  Deposits                                                                                     250                   265
                                                                                  ---------------------------------------

      Net interest income                                                                      199                   137
  Provision for loan losses                                                                      2                     0
                                                                                  ---------------------------------------
      Net interest income after provision for loan losses                                      197                   137

NON-INTEREST INCOME
  Service charges on deposit accounts                                                            3                     0
  Other income                                                                                   2                     2
                                                                                  ---------------------------------------
         Total non-interest income                                                               5                     2
                                                                                  ---------------------------------------

NON-INTEREST EXPENSE
  Compensation and benefits                                                                     88                    79
  Occupancy and equipment                                                                       10                    11
  Deposit insurance premiums                                                                     3                     3
  Other operating expenses                                                                      61                    40
                                                                                  ---------------------------------------
      Total non-interest expense                                                               162                   133
                                                                                  ---------------------------------------

      Income before income taxes                                                                40                     6

  Income tax expense                                                                            14                     1
                                                                                  ---------------------------------------
      Net Income                                                                                26                     5

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
  Unrealized gains (losses) on securities:
     Unrealized holding gains arising during the period                                        (12)                   (2)
     Less: reclassification adjustment                                                           0                     0
                                                                                  ---------------------------------------
       Other comprehensive income (loss)                                                       (12)                   (2)
                                                                                  ---------------------------------------

       COMPREHENSIVE INCOME                                                        $            14       $             3
                                                                                  =======================================
  Net income per common share, basic                                               $          0.07       $          0.01
                                                                                  =======================================
See accompanying notes to consolidated financial statements.



                                            PCB HOLDING COMPANY AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Unaudited)


                                                                                                       Three Months Ended
                                                                                                       ------------------
                                                                                                             March 31,
                                                                                                             ---------
                                                                                                        1999             1998
                                                                                                        ----             ----


CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                                      $           26    $          5
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Amortization of premiums and accretion of
             discounts on securities, net                                                                     (1)              0
        Provision for loan losses                                                                              2               0
        Depreciation expense                                                                                   4               4
        Decrease in accrued interest receivable                                                               16              14
        Increase (decrease) in accrued interest payable                                                        7              (1)
        Net change in other assets/liabilities                                                                (6)              1
                                                                                                ---------------------------------
          Net Cash Provided By Operating Activities                                                           48              23
                                                                                                ---------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Net increase in interest bearing deposits with banks                                                (537)           (733)
        Proceeds from maturity of securities available for sale                                              350             599
        Purchases of securities available for sale                                                             0            (499)
        Principal collected on mortgage-backed securities                                                      0               2
        Net (increase) decrease in loans receivable                                                         (615)            165
        Purchase of premises and equipment                                                                    (3)            (34)
                                                                                                ---------------------------------
          Net Cash Used in Investing Activities                                                             (805)           (500)
                                                                                                ---------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
        Net increase in deposit accounts                                                                     757             579
        Increase in deferred conversion and offering expenses                                                  0            (100)
                                                                                                ---------------------------------
          Net Cash Provided By Financing Activities                                                          757             479
                                                                                                ---------------------------------

Net Increase in Cash and Due From Banks                                                                        0               2

Cash and due from banks at beginning of period                                                                43              18
                                                                                                ---------------------------------

Cash and Due From Banks at End of Period                                                          $           43    $         20
                                                                                                =================================




See accompanying notes to consolidated financial statements.


                      PCB HOLDING COMPANY AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    PRESENTATION OF INTERIM INFORMATION

      PCB Holding Company ("Company") was incorporated by Peoples Building and Loan Association, F.A. ("Association") (now known as Peoples Community
      Bank) (the "Bank") in connection with the conversion of the Association from a federally chartered mutual savings and loan association to a federally chartered stock savings bank. Upon consummation of the conversion on July 1, 1998, the Company became the holding company for the Bank.

      In the opinion of the management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 1999, and the results of operations for the three months ended March 31, 1999 and 1998 and cash flows for the three months ended March 31, 1999 and 1998. Interim results are not necessarily indicative of results that may be expected for a full year.

      The consolidated financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited consolidated financial statements and notes for the year ended December 31, 1998.

      The consolidated financial statements include the accounts of the Company, the Bank and its wholly-owned subsidiary, Peoples Building and Loan Service Corp. All material intercompany balances and transactions have been eliminated in consolidation.

2.    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                               ---------
                                                          1999           1998
                                                          ----           ----
                                                             (IN THOUSANDS)

         Cash payments for:
           Interest                                       $ 243          $ 266
           Taxes                                             38             16

                      PCB HOLDING COMPANY AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



3.    COMPREHENSIVE INCOME

      Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for the Company includes net income and unrealized gains and losses on securities available for sale. The following tables set forth the components of other comprehensive income and the allocated income tax amounts for the three months ended March 31, 1999 and 1998:


                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                                 --------
                                                             1999        1998
                                                             ----        ----
       Unrealized gains on securities:
             Unrealized holding gains
               arising during the period                    $ (20)       $ (3)
             Income tax benefit                                 8           1
                                                             ----------------
                 Net of tax amount                            (12)         (2)
                                                             ----------------
             Less:  reclassification
               adjustment for (gains)
               losses included in net
               income                                           -           -
             Income tax expense (benefit)                       -           -
                                                             ----------------
                                                                -           -
                                                             ----------------
                 Other comprehensive
                   income                                  $ (12)        $ (2)
                                                             ================

4.    NET INCOME PER COMMON SHARE

      Basic earnings per share is calculated by dividing net income by the 396,750 common shares outstanding during the quarter ended March 31, 1999. Basic per share information is presented for prior periods as though the shares were outstanding during the earliest period presented. The Company has no dilutive potential common shares.

                               PART I - ITEM 2

                         MANAGEMENT'S DISCUSSION AND
                     ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS
                      PCB HOLDING COMPANY AND SUBSIDIARY



SAFE HARBOR STATEMENT FOR FORWARD LOOKING STATEMENTS

This report may contain forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on the Company's current expectations regarding its business strategies and their intended results and its future performance. Forward-looking statements are preceded by terms such as "expects," "believes," "anticipates," "intends" and similar expressions.

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company's actual results, performance and achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the Company's ability to remedy any computer malfunctions that may result from the advent of the Year 2000; and other factors disclosed periodically in the Company's filings with the Securities and Exchange Commission.

Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf. The Company assumes no obligation to update any forward-looking statements.

FINANCIAL CONDITION

     Total assets increased 3.0% from $25.4 million at December 31, 1998 to $26.2 million at March 31, 1999, primarily as a result of increases in cash and interest bearing deposits with banks and loans receivable, net, which was funded primarily by an increase in deposits and proceeds from maturities of securities available for sale.

     Loans receivable, net, were $21.5 million at March 31, 1999, compared to $20.9 million at December 31, 1998, a 2.9% increase.

     Other debt securities available for sale (U.S. government agency obligations and corporate notes) decreased from $1.5 million at December 31, 1998 to $1.2 million at March 31, 1999. During the three month period ended March 31, 1999, the Company had maturities of other debt securities with a carrying value of $350,000.

     Cash and interest bearing deposits with banks increased from $2.4 million at December 31, 1998 to $2.9 million at March 31, 1999 as a result of excess liquidity funded by the growth in deposits and proceeds from maturing securities.

     Total deposits increased from $19.5 million at December 31, 1998 to $20.3 million at March 31, 1999 primarily as a result of the growth in demand and savings deposit accounts. The Bank began offering several types of demand deposit accounts in the fourth quarter of 1998.

                               PART I - ITEM 2

                         MANAGEMENT'S DISCUSSION AND
                     ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS
                      PCB HOLDING COMPANY AND SUBSIDIARY

RESULTS OF OPERATIONS

      NET INCOME. Net income was $26,000 for the three months ended March 31, 1999, compared to $5,000 for the three months ended March 31, 1998. The increase in net income for 1999 compared to 1998 resulted primarily from an increase in net interest income, offset by an increase in non-interest expense.

      NET INTEREST INCOME. Net interest income increased 45.3% from $137,000 in 1998 to $199,000 for 1999 as a result of an increase in total interest income and a decrease in interest expense. The average yield on interest-earning assets decreased from 7.36% for 1998 to 7.06% for 1999. The average balance of total interest-earning assets was $21.8 million for 1998 compared to $25.5 million for 1999. The average cost of interest-bearing liabilities decreased from 5.31% for 1998 to 5.10% for 1999 while the average balance of interest-bearing liabilities was $19.9 million for 1998 compared to $19.6 million for 1999. The interest rate spread for 1998 was 2.05% compared to 1.96% for 1999. The increase in average interest-earning assets and decrease in average interest-bearing liabilities for 1999 compared to 1998 relates primarily to the issuance of common stock in connection with the Bank's mutual to stock conversion on July 1, 1998.

      PROVISION FOR LOAN LOSSES. The provision for loan losses was $1,500 for the three month period ended March 31, 1999. There was no provision for loan losses for the three month period ended March 31, 1998. Provision for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered adequate by management to provide for probable known and inherent loan losses based on management's evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. In determining the adequacy of the allowance for loan losses, the Company reviews all loans quarterly, and loans are assigned a risk weighting based on asset classification. The allowance for loan losses was $50,000 at March 31, 1999 and $51,000 December 31, 1998. Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses. At March 31, 1999, non-performing loans totaled $23,000.

      NON-INTEREST INCOME. Non-interest income was $5,000 for the three months ended March 31, 1999 and $2,000 for the three months ended March 31, 1998. The increase is primarily a result of service charges on deposit accounts being introduced in late 1998.

      NON-INTEREST EXPENSES. Non-interest expenses totaled $162,000 for the three months ended March 31, 1999 compared to $133,000 for the same period in 1998. The increase for 1999 compared to 1998 resulted primarily from increases in compensation and benefits of $9,000 and an increase in other operating expenses of $21,000. Other operating expenses increased in 1999 as compared to the same period in 1998 primarily as a result of increases in service bureau costs related to new loan products and demand deposit accounts, professional fees, registrar fees, advertising expenses and additional expenses of operating as a public company.

                               PART I - ITEM 2

                         MANAGEMENT'S DISCUSSION AND
                     ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS
                      PCB HOLDING COMPANY AND SUBSIDIARY



      INCOME TAX EXPENSE. Income tax expense for the three month period ended March 31, 1999 was $14,000, compared to $1,000 for the same period in 1998. The effective tax rate for 1999 is 35.3% compared to 14.9% for 1998 due to the effect of the graduated federal tax rates.

LIQUIDITY AND CAPITAL RESOURCES

      The Bank's primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At March 31, 1999, the Bank had cash and interest-bearing deposits with banks of $2.9 million and securities available-for-sale with a fair value of $1.2 million. At March 31, 1999, the Bank also had an available, but undrawn, credit line of $3.9 million from the FHLB-Indianapolis.

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

      The Bank is required to maintain specific amounts of capital pursuant to OTS requirements. As of March 31, 1999, the Bank was in compliance with all regulatory capital requirements which were effective as of such date with tangible, core and risk-based capital ratios of 15.6%, 15.6% and 28.6%, respectively.

YEAR 2000 ISSUES

      The  Bank  is a  user  of  computers,  computer  software,  and  equipment utilizing embedded microcontrollers that will be affected by the Year 2000 ("Y2K") issue. The Y2K issue exists because many computer systems and applications use two-digit date fields to designate a year. As the century date change occurs, date sensitive systems may incorrectly recognize the year 2000. This inability to recognize or properly treat the Y2K issue may cause systems to process financial and operational information incorrectly. The Y2K issue presents several potential risks to the Bank:

                               PART I - ITEM 2

                         MANAGEMENT'S DISCUSSION AND
                     ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS
                      PCB HOLDING COMPANY AND SUBSIDIARY


 1. Customers transactions are processed by one or more computer systems provided by a third-party service bureau. The failure of one or more of those systems to function as a result of the Y2K date change could result in the Bank's inability to properly process customer transactions. If that were to occur, the Bank could lose customers to other financial institutions, resulting in a loss of revenue.


 2. Certain of the Bank's borrowers utilize computers and computer software to varying degrees in conjunction with the operation of their businesses. The customers and suppliers of those businesses may utilize computers as well. Should the Bank's borrowers, or the businesses on which they depend, experience Y2K related computer problems, such borrowers' cash flow could be disrupted, adversely affecting their ability to repay their loans with the Bank.


3. Concern on the part of certain depositors that the Y2K related problems could impair access to their deposit account balances following the Y2K date change could result in the Bank experiencing a deposit outflow prior to December 31, 1999.


4. If the Y2K related problems cause any of the Bank's systems, or the systems of the third-party service bureau upon which the Bank depends, to become inoperative, increased personnel costs could be incurred if additional staff is required to perform functions that the inoperative systems would have otherwise performed.


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

During 1997, the Bank completed the systems assessment phase of its Plan by identifying each internal system that could potentially be affected by the Y2K issue. Those systems include the Bank's in-house microcomputer systems and third-party service bureau as well as equipment such as the alarm system, vault locks, telephone system, etc., that may contain embedded microprocessors. For each such system, the Bank developed a process for determining whether or not the system is Y2K compliant. Pursuant to this process, the Bank obtained Y2K compliant certifications from vendors wherever possible, and conducted its own validation testing.
                                    - 11 -

                               PART I - ITEM 2

                         MANAGEMENT'S DISCUSSION AND
                     ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS
                      PCB HOLDING COMPANY AND SUBSIDIARY

When the results of the Bank's validation testing reveals that a particular system is not Y2K compliant, a contingency plan to either upgrade the system in order to meet the Y2K compliance requirements or replace the system with one that is certified as Y2K compliant. The Bank is currently in the validation and implementation phases of this process. A third-party service bureau processes all customer transactions and has completed upgrades to its systems to be Y2K compliant. On November 8, 1998, the Bank began testing of those third-party systems by processing transactions for each type of account.

As of December 31, 1998, the testing was complete and the results of the testing indicated that these third-party systems were Y2K compliant for all critical test dates selected.

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

As of March 31, 1999, the Bank is on schedule with its internal Y2K preparation efforts. All internal systems identified in the assessment phase of the project that are considered "mission critical" have been tested for Y2K compliance. Systems that have been determined to be Y2K compliant will be retested during 1999 following any material upgrades or enhancements. The Bank has replaced non-compliant microcomputer equipment and has installed and tested the related software for Y2K compliance. Other equipment containing embedded microprocessors have been certified as Y2K compliant by the applicable vendors. The Bank's estimated total cost to replace computer equipment, software programs, or other equipment containing embedded microprocessors that were not Y2K compliant, is approximately $8,000. As of March 31, 1999, substantially all of these costs have been incurred. System maintenance or modification costs are being expensed as incurred, while the cost of new hardware, software, or other equipment, is capitalized and amortized over their estimated useful lives. While the third-party service bureau has not indicated what, if any, cost it may pass onto its customers, the Bank does not believe that the cost associated with its actions or those of its vendors will be material to the Bank. However, in the event that the Bank's third-party service bureau is unable to fulfill its contractual obligations to the Bank, it could have a significant adverse impact on the financial condition and results of operations of the Bank.

                                   PART II
                              OTHER INFORMATION
                             PCB HOLDING COMPANY
ITEM 1.   LEGAL PROCEEDINGS

          Periodically, there have been various claims and lawsuits involving the Bank, mainly as a plaintiff, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business. The Bank is not a party to any pending legal proceedings that it believes would have a material adverse affect on it's financial condition or operations.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          Not applicable.

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


                                    PCB HOLDING COMPANY
                                    (Registrant)



  DATED  May 13, 1999                     BY:   /s/ Carl D. Smith
  ----------------------------               ---------------------------
                                             Carl D. Smith
                                             President and CEO


  DATED  May 13, 1999                     BY:   /s/ Clarke A. Blackford
  ----------------------------               ---------------------------------
                                             Clarke A. Blackford
                                             Vice President