Form 10QSB
period 1999-06-30
PCB HOLDING CO
filed 1999-08-16
CIK 1057818

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549


                                FORM 10-QSB

                                 (Mark One)
                                 ----------
    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                    For the quarterly period ended JUNE 30,1999
                                             ------------

                                     OR

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

        For the transition period from  _____________ to ____________

                           Commission File No. 0-24135

                                PCB HOLDING COMPANY
             (Exact name of registrant as specified in its charter)

   INDIANA                                                   35-2040715
--------------                                               ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification Number)

                      819 MAIN STREET, TELL CITY, INDIANA 47586
                      -----------------------------------------
                 (Address of principal executive offices) (Zip Code)
                 ---------------------------------------------------

        Registrant's telephone number, including area code 1-812-547-7094

Former name, former address and former fiscal year, if changed since last report

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No[X]


       APPLICABLE ONLY TO CORPORATE ISSUERS; Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 396,750 shares of common stock were outstanding as of July 31, 1999.

                             PCB HOLDING COMPANY


                                   INDEX

PART I     FINANCIAL INFORMATION                                            PAGE
                                                                            ----

            ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

             Consolidated Balance Sheets as of June 30, 1999
               and December 31, 1998                                          3

             Consolidated Statements of Income for the three months
               and six months ended June 30, 1999 and 1998                    4

             Consolidated Statements of Cash Flows for the six months
               ended June 30, 1999 and 1998                                   5

             Notes to consolidated financial statements                      6-7

             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                           8-12


PART II.     OTHER INFORMATION                                             13-14





SIGNATURES                                                                    15



                               PART I - FINANCIAL INFORMATION
                             PCB HOLDING COMPANY AND SUBSIDIARY
                                CONSOLIDATED BALANCE SHEETS

                                                                JUNE 30,                DECEMBER 31,
                                                                --------               -------------
                                                                  1999                     1998
                                                               (UNAUDITED)                  *
                                                                         (IN THOUSANDS)

ASSETS
Cash and due from banks                                     $          44        $            43
Interest bearing deposits with banks                                2,080                  2,323
Securities available for sale, at fair value                        1,405                  1,532

Loans receivable, net                                              22,509                 20,930

Federal Home Loan Bank stock, at cost                                 196                    196
Premises and equipment                                                218                    218
Accrued interest receivable                                           150                    148
Other assets                                                           59                     49
                                                        ----------------------------------------

    TOTAL ASSETS                                            $      26,661        $        25,439
                                                        ========================================

LIABILITIES

Deposits                                                    $     19,728         $       19,517
Advances from Federal Home Loan Bank                               1,000                      -
Accrued interest payable on deposits                                   6                      6
Accrued expenses and other liabilities                                58                     66
                                                        ---------------------------------------

    Total Liabilities                                             20,792                 19,589
                                                        ---------------------------------------

STOCKHOLDERS' EQUITY
Preferred stock of $.01 per share
  Authorized 1,000,000 shares; none issued                             -                      -
Common stock of $.01 per share
  Authorized 4,000,000 shares; issued and
  outstanding 396,750 shares                                           4                      4
Additional paid-in capital                                         3,656                  3,656
Retained earnings-substantially restricted                         2,235                  2,199
Accumulated other comprehensive loss:

  Net unrealized loss on securities available for sale,
   net of tax                                                        (26)                    (9)
                                                        ---------------------------------------
    Total Stockholders' Equity                                     5,869                  5,850
                                                        ---------------------------------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $     26,661         $       25,439
                                                        =======================================


*  Derived from audited financial statements.
See accompanying notes to consolidated financial statements.


                                    PCB HOLDING COMPANY AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF INCOME
                                               (UNAUDITED)

                                                          THREE MONTHS ENDED        SIX MONTHS ENDED
                                                               JUNE 30,                  JUNE 30,
                                                               --------                  --------
                                                          1999         1998         1999         1998
                                                          ----         ----         ----         ----
INTEREST INCOME
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
  Loans                                                  $  411      $   374      $   811      $    742
  Mortgage-backed securities                                  -            -            -             1
  Other debt securities                                      15           18           35            33
  Federal Home Loan Bank dividends                            4            4            8             8
  Interest bearing deposits with banks                       27           24           52            37
                                                      ----------------------    -----------------------
    Total interest income                                   457          420          906           821

INTEREST EXPENSE
  Deposits                                                  235          273          485           538
                                                      ----------------------    -----------------------

    Net interest income                                     222          147          421           283
  Provision for loan losses                                   1            -            3             -

                                                      ----------------------    -----------------------

    Net interest income after provision for loan
losses                                                      221          147          418           283

NON-INTEREST INCOME
  Service charges on deposit accounts                         3            -            6             -

  Other income                                                4            1            6             3
                                                      ----------------------    -----------------------
    Total non-interest income                                 7            1           12             3

NON-INTEREST EXPENSE
  Compensation and benefits                                  87           72          175           150
  Occupancy and equipment                                     9           12           19            24
  Deposit insurance premiums                                  3            3            6             6
  Other operating expenses                                   55           31          116            70
    Total non-interest expense                              154          118          316           250
                                                      ----------------------    -----------------------
    Income before income taxes                               74           30          114            36
  Income tax expense                                         32            6           46             7
     NET INCOME                                              42           24           68            29

OTHER COMPREHENSIVE INCOME
     (LOSS), NET OF TAX:
  Unrealized gains (loss) on securities:
     Unrealized holding gains (losses) arising
during the period                                            (5)           -          (17)           (2)
     Less: reclassification adjustment                        -            -            -             -
       Other comprehensive income (loss)                     (5)           -          (17)           (2)

                                                      ----------------------    -----------------------
       COMPREHENSIVE INCOME                              $   37      $    24      $    51      $     27
                                                      ======================    =======================
  Net income per common share, basic                     $ 0.11      $  0.06      $   0.17     $   0.07
                                                      ======================    =======================

See accompanying notes to consolidated financial statements.

                                                 - 4 -


                                       PCB HOLDING COMPANY AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)


                                                                                      SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                           --------
                                                                                      1999         1998
                                                                                      ----         ----


CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                       $      68     $     29
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Amortization of premiums and accretion of
             discounts on securities, net                                                 (1)           -
        Provision for loan losses                                                          3            -
        Depreciation expense                                                               8            9
        Increase in accrued interest receivable                                           (2)          (8)
        Increase (decrease) in accrued interest payable                                    -            5
        Net change in other assets/liabilities                                            (7)        (167)
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                              69        (132)
                                                                                 -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Net (increase) decrease in interest bearing deposits with                         243      (6,901)
banks
        Proceeds from maturity of securities available for sale                           350         599
        Purchases of securities available for sale                                       (250)       (499)
        Principal collected on mortgage-backed securities                                   -           3
        Net increase in loans receivable                                               (1,582)       (107)
        Purchase of premises and equipment                                                 (8)        (35)
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                          (1,247)     (6,940)
                                                                                --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
        Net increase in deposit accounts                                                  211       7,067
        Advances from Federal Home Loan Bank                                            1,000           -
        Cash dividends paid                                                               (32)          -
          NET CASH PROVIDED BY FINANCING ACTIVITIES                                     1,179       7,067
                                                                                --------------------------

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                          1          (5)

Cash and due from banks at beginning of period                                             43          18
                                                                                --------------------------

CASH AND DUE FROM BANKS AT END OF PERIOD                                           $       44    $     13
                                                                                ==========================



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

          In the opinion of the management, The unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 1999, and the results of operations for the three months and six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998. Interim results are not necessarily indicative of results that may be expected for a full year.

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

2.        SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                        SIX MONTHS ENDED
                                                            JUNE 30,
                                                       1999         1998
                                                       ----         ----
                                                          (IN THOUSANDS)
             Cash paymetns for:
               Interest                              $   484       $   533
               Taxes                                      64            29


                          PCB HOLDING COMPANY AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


3.       COMPREHENSIVE INCOME

          Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for the Company includes net income and unrealized gains and losses on securities available for sale. The following tables set forth the components of comprehensive income for the three and six months ended June 30, 1999 and 1998:

                                                                                 THREE MONTHS ENDED
                                                                                      JUNE 30,
                                                                                      --------
                                                                                1999            1998
                                                                                ----            ----
                                                                                     (IN THOUSANDS)

            Unrealized gains (losses) on securities:
              Unrealized holding losses arising during the period             $   (8)          $    -
              Income tax benefit                                                   3                -
                                                                               ------           -----
                  Net of tax amount                                               (5)               -
                                                                               ------           -----
              Less: reclassification adjustment for (gains)
                losses included in net income                                      -                -
                                                                               ------           -----
              Income tax expense (benefits)                                        -                -
                                                                               ------           -----
                                                                                   -                -
                                                                               ------           -----

                  Other comprehensive income (loss)                           $   (5)          $    -
                                                                               ======          ======


                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                 1999               1998
                                                                                 ----               ----
                                                                                     (IN THOUSANDS)

            Unrealized gains (losses) on securities:
              Unrealized holding losses arising during the period             $  (28)          $   (3)
              Income tax benefit                                                  11                1
                                                                               ----------------------
                  Net of tax amount                                              (17)              (2)
                                                                               ------           -----
              Less: reclassification adjustment for (gains)
                losses included in net income                                      -                -
              Income tax expense (benefits)                                        -                -
                                                                                   -                -

                  Other comprehensive income (loss)                           $  (17)          $   (2)
                                                                              =======          =======

4.        NET INCOME PER COMMON SHARE

          Basic earnings per share is calculated by dividing net income by the 396,750 common shares outstanding during the three and six month periods ended June 30, 1999. Basic per share information is presented for prior periods as though the shares were outstanding during the earliest period presented. The Company has no dilutive potential common shares.

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

FINANCIAL CONDITION

         Total assets increased 5.1% from $25.4 million at December 31, 1998 to $26.7 million at June 30, 1999, primarily as a result of an increase in loans receivable, net, which was funded primarily by growth in deposits and advances from the Federal Home Loan Bank.

         Loans receivable, net, were $22.5 million at June 30, 1999, compared to $20.9 million at December 31, 1998, a 7.7% increase.

        Other debt securities available for sale (U.S. government agency obligations) decreased from $1.5 million at December 31, 1998 to $1.4 million at June 30, 1999. During the six month period ended June 30, 1998, the Company had maturities of other debt securities with a carrying value of $350,000 and purchases of $250,000.

         Cash and interest bearing deposits with banks decreased from $2.4 million at December 31, 1998 to $2.1 million at June 30, 1999 as a result of increased loan originations.

         Total deposits increased from $19.5 million at December 31, 1998 to $19.8 million at June 30, 1999 primarily as a result of the growth in demand and savings deposit accounts. The Bank began offering several types of demand deposit accounts in the fourth quarter of 1998.

                                 PART I - ITEM 2

                             MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION AND
                                  RESULTS OF OPERATIONS
                          PCB HOLDING COMPANY AND SUBSIDIARY



RESULTS OF OPERATIONS

          NET INCOME. Net income was $68,000 for the six months ended June 30, 1999, compared to $29,000 for the six months ended June 30, 1998. The increase in net income for 1999 compared to 1998 resulted primarily from an increase in net interest income, offset by an increase in non-interest expense.

          NET INTEREST INCOME FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998. Net interest income increased 48.8% from $283,000 in 1998 to $421,000 for 1999 as a result of an increase in total interest income and a decrease in interest expense. The average yield on interest-earning assets decreased from 7.20% for 1998 to 7.10% for 1999. The average balance of total interest-earning assets was $22.8 million for 1998 compared to $25.5 million for 1999. The average cost of interest-bearing liabilities decreased from 5.19% for 1998 to 4.95% for 1999 while the average balance of interest-bearing liabilities was $20.7 million for 1998 compared to $19.6 million for 1999. The interest rate spread for 1998 was 2.01% compared to 2.15% for 1999.

          NET INTEREST INCOME FOR THE THREE MONTH PERIODS ENDED JUNE 30, 1999 AND 1998. Net interest income increased from $147,000 for 1998 to $222,000 for 1999 primarily as a result of a decrease in total interest expense of $38,000 and an increase in total interest income of $37,000. (SEE-FINANCIAL CONDITION.)

          PROVISION FOR LOAN LOSSES. The provision for loan losses was $3,000 for the six month period ended June 30, 1999. Provision for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered adequate by management to provide for probably known and inherent loan losses based on management's evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. In determining the adequacy of the allowance for loan losses, the Company reviews all loans quarterly, and loans are assigned a risk weighting based on asset classification. The allowance for loan losses was $51,000 at June 30, 1999 and December 31, 1998. Management has deemed this amount as adequate on those dates based on its best estimate of probable known and inherent loan losses. At June 30, 1999, non-performing loans totaled $19,000.

          NON-INTEREST INCOME. Non-interest income was $12,000 for the six months ended June 30, 1999 and $3,000 for the six months ended June 30, 1998. Non-interest income was $7,000 for the second quarter of 1999 compared to $1,000 for the second quarter of 1998. The increase is primarily the result of service charges on deposit accounts being introduced in late 1998.

          NON-INTEREST EXPENSES. Non-interest expenses totaled $316,000 for the six months ended June 30, 1999 compared to $250,000 for the same period in 1998. The increase for 1999 compared to 1998 resulted primarily from increases in compensation and benefits of $25,000 and an increase in other operating expenses of $46,000. Other operating expenses increased in 1999 as compared to the same period in 1998 primarily as a result of increased service bureau costs related to new loan and deposit products, professional fees and additional expenses of operating as a public company.

                                PART I - ITEM 2

                          MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                               RESULTS OF OPERATIONS
                       PCB HOLDING COMPANY AND SUBSIDIARY



         INCOME TAX EXPENSE. Income tax expense for the six month period ended June 30, 1999 was $46,000, compared to $7,000 for the same period in 1998. The effective tax rate for 1999 is 35% compared to 20% for 1998 due to the effect of the graduated federal tax rates.

LIQUIDITY AND CAPITAL RESOURCES

         The Bank's primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At June 30, 1999, the Bank had cash and interest-bearing deposits with banks of $2.1 million and securities available-for-sale with a fair value of $1.4 million. A June 30, 1999, the Bank also had an available, but undrawn, credit line of $3.9 million from the FHLB-Indianapolis.

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

         The Bank is required to maintain specific amounts of capital pursuant to OTS requirements. As of June 30, 1999, the Association was in compliance with all regulatory capital requirements which were effective as of such date with tangible, core and risk-based capital ratios of 15.5%, 15.5% and 28.3%, respectively.

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

         2. Certain of the Bank's borrowers utilize computers and computer software to varying degrees in conjunction with the operation of their businesses. The customers and suppliers of those businesses may utilize computers as well. Should the Bank's borrowers, or the businesses on which they depend, experience Y2K related computer problems, such borrowers' cash flow could be disrupted, adversely affecting their ability to repay their loan with the Bank.

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

In certain cases, such as the potential loss of electrical power or telecommunication services due to Y2K problems, testing by the Bank is either not practical or not possible. In those cases, contingency plans will be designed that specify how the Bank will deal with such potential situations. For example, the Bank is considering the purchase or lease of an electrical power generator with sufficient capacity to allow the Bank to maintain critical functions in the event power from the electric utility i interrupted.

The federal regulators have established specific guidelines and time tables to follow in addressing the Y2K issue. The Bank is currently in compliance with the federally mandated Y2K guidelines and time tables.

As of June 30, 1999, the Bank is on schedule with its internal Y2K preparation efforts. All internal systems identified in the assessment phase of the project that are considered "mission critical" have been tested for Y2K compliance. Systems that have been determined to be Y2K compliant will be retested during 1999 following any material upgrades or enhancements. The Bank has replaced non-compliant microcomputer equipment and has installed and tested the related software for Y2K compliance. Other equipment containing embedded microprocessors have been certified as Y2K compliant by the applicable vendors. The Bank's estimated total cost to replace computer equipment, software programs, or other equipment containing embedded microprocessors that were not Y2K compliant, is approximately $12,000. As of June 30, 1999, substantially all of these costs have been incurred. System maintenance or modification costs are being expensed as incurred, while the cost of new hardware, software, or other equipment, is capitalized and amortized over their estimated useful lives. While the third-party service bureau has not indicated what, if any, cost it may pass onto its customers, the Bank does not believe that the cost associated with its actions or those of its vendors will be material to the Bank. However, in the event that the Bank's third-party service bureau is unable to fulfill its contractual obligations to the Bank, it could have a significant adverse impact on the financial condition and results of operations of the Bank.

                                   PART II
                             OTHER INFORMATION
                            PCB HOLDING COMPANY



                         ITEM 1. LEGAL PROCEEDINGS

             Periodically, there have been various claims and lawsuits involving the Bank, mainly as a defendant, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business. The Bank is not a party to any pending legal proceedings that it believes would have a material adverse effect on it's financial condition or operations.

                   ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

             Not applicable.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

             Not applicable.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             The Annual Meeting of Stockholders of the Company was held on April 22, 1999. The results of the vote on the matters presented at the meeting is as follows:

                 1.      The following individuals were elected as directors:

                                                               Vote             Vote          Term to
                              Name                             For            Withheld         Expire
                              ----                             ---            --------         ------

                         James L. Wittmer                     312,174          10,261            2000

                         Howard L. Traphagen                  311,974          10,461            2000

                         James G. Tyler                       311,674          10,761            2001

                         Daniel P. Lutgring                   311,974          10,461            2001

                         Marion L. Ress                       312,974          10,261            2002

                         Carl D. Smith                        310,674          11,761            2002

                       Broker non-votes totaled 74,315.

                 2. The PCB Holding Company 1999 Stock Option Plan was approved by stockholders by the following vote:


                       For 225,285; Against 46,655; Abstain 4,855

                       Broker non-votes totaled 119,955.

                                             PART II
                                        OTHER INFORMATION
                                       PCB HOLDING COMPANY


                 3. The PCB Holding Company Management Recognition and Development Plan was approved by stockholders by the following vote:

                         For 225,921; Against 45,144; Abstain 5,730

                         Broker non-votes totaled 119,955.

                 4. The appointment of Monroe Shine & Co., Inc. as auditors for the Corporation for the fiscal year ending December 31, 1999 was ratified by stockholders by the following vote:

                         For 313,626; Against 2,067; Abstain 6,742

                         Broker non-votes totaled 74,315.

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


                                      PCB HOLDING COMPANY
                                      (Registrant)



  DATED  August 13, 1999              BY:  /s/ Carl D. Smith
  ----------------------                  ------------------------------------
                                          Carl D. Smith
                                          President and CEO


  DATED  August 13, 1999              BY: /s/ Clarke A. Blackford
  ----------------------                  ------------------------------------
                                          Clarke A. Blackford
                                          Vice President