Form 10QSB
period 1999-09-30
PCB HOLDING CO
filed 1999-11-15
CIK 1057818

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

                                   (Mark One)
                                   ----------
     (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30,1999
                                               -----------------
                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

 For the transition period from_______________________to_______________________

                           Commission File No. 0-24135

                               PCB Holding Company
                               -------------------
             (Exact name of registrant as specified in its charter)

            Indiana                                         35-2040715
 ----------------------------------------------------------------------------
 (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification Number)

                    819 Main Street, Tell City, Indiana 47586
                    ------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code 1-812-547-7094
                                                           --------------

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 412,620 shares of common stock were outstanding as of October 31, 1999.

                              PCB HOLDING COMPANY


                                     INDEX

Part I    Financial Information                                             Page
                                                                            ----

            Item 1.  Consolidated Financial Statements

              Consolidated Balance Sheets as of September 30, 1999
                 and December 31, 1998                                        3

              Consolidated Statements of Income for the three months
                 and nine months ended September 30, 1999 and 1998            4

              Consolidated Statements of Cash Flows for the nine months
                  ended September 30, 1999 and 1998                           5

              Notes to consolidated financial statements                     6-8

            Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           9-13


Part II.  Other Information                                                14-17

Signatures                                                                    15


                        PART I - FINANCIAL INFORMATION
                      PCB HOLDING COMPANY AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                       September 30,         December 31,
                                                                           1999                 1998
                                                                           ----                 ----
                                                                        (Unaudited)               *
                                                                                 (In Thousands)
ASSETS

Cash and due from banks                                                 $    154               $     43
Interest bearing deposits with banks                                       2,080                  2,323
Securities available for sale, at fair value                               1,138                  1,532

Loans receivable, net                                                     23,816                 20,930

Federal Home Loan Bank stock, at cost                                        196                    196
Premises and equipment                                                       229                    218
Accrued interest receivable                                                  155                    148
Other assets                                                                  62                     49
                                                                ----------------------------------------

    Total Assets                                                        $ 27,830               $ 25,439
                                                                ========================================

LIABILITIES

Deposits                                                                $ 19,865               $ 19,517
Advances from Federal Home Loan Bank                                       2,000                      -
Accrued interest payable on deposits                                           4                      6
Accrued expenses and other liabilities                                        74                     66
                                                                ----------------------------------------

    Total Liabilities                                                     21,943                 19,589
                                                                ----------------------------------------

STOCKHOLDERS' EQUITY
Preferred stock of $.01 per share
  Authorized 1,000,000 shares; none issued                                     -                      -
Common stock of $.01 per share
  Authorized 4,000,000 shares; issued and
  outstanding 412,620 shares in 1999, 396,750 shares in 1998                   4                      4
Additional paid-in capital                                                 3,814                  3,656
Retained earnings-substantially restricted                                 2,257                  2,199
Unearned stock compensation                                                 (152)
Accumulated other comprehensive loss:
  Net unrealized loss on securities available for sale,
   net of tax                                                                (36)                    (9)
                                                                ----------------------------------------
    Total Stockholders' Equity                                             5,887                  5,850
                                                                ----------------------------------------

    Total Liabilities and Stockholders' Equity                          $ 27,830               $ 25,439
                                                                ========================================

*  Derived from audited financial statements.
See accompanying notes to consolidated financial statements.

                      PCB HOLDING COMPANY AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                         Three Months Ended                Nine Months Ended
                                                                            September 30,                    September 30,
                                                                            -------------                    -------------
                                                                          1999         1998                1999           1998
                                                                          ----         ----                ----           ----
                                                                                (In thousands, except per share data)
INTEREST INCOME
  Loans                                                                 $  424        $  382              $1,235         $1,124
  Mortgage-backed securities                                                 -             -                   -              1
  Other debt securities                                                     19            32                  54             65
  Federal Home Loan Bank dividends                                           4             4                  12             12
  Interest bearing deposits with banks                                      23            45                  75             82
                                                                   --------------------------      -----------------------------
      Total interest income                                                470           463               1,376          1,284

INTEREST EXPENSE
  Deposits                                                                 242           250                 727            788
  Advances from Federal Home Loan Bank                                      13             -                  13              -
                                                                   --------------------------      -----------------------------
      Total interest expense                                               255           250                 740            788

      Net interest income                                                  215           213                 636            496
  Provision for loan losses                                                  2             -                   5              -
                                                                   --------------------------      -----------------------------

      Net interest income after provision for loan losses                  213           213                 631            496

NON-INTEREST INCOME
  Service charges on deposit accounts                                        4             -                  10              -
  Other income                                                               3             2                   9              5
                                                                   --------------------------      -----------------------------
         Total non-interest income                                           7             2                  19              5
                                                                   --------------------------      -----------------------------

NON-INTEREST EXPENSE
  Compensation and benefits                                                 93            84                 268            234
  Occupancy and equipment                                                    9            14                  28             38
  Deposit insurance premiums                                                 3             3                   9              9
  Loss on sale of investments                                               25             -                  25              -
  Other operating expenses                                                  57            41                 173            111
                                                                   --------------------------      -----------------------------
      Total non-interest expense                                           187           142                 503            392
                                                                   --------------------------      -----------------------------

      Income before income taxes                                            33            73                 147            109

  Income tax expense                                                         9            26                  55             33
                                                                   --------------------------      -----------------------------
      Net Income                                                            24            47                  92             76

OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) arising during the period           (10)            7                 (27)             5
     Less: reclassification adjustment                                      15             -                  15              -
                                                                   --------------------------      -----------------------------
       Other comprehensive income (loss)                                     5             7                 (12)             5
                                                                   --------------------------      -----------------------------

       Comprehensive Income                                             $   29        $   54              $   80         $   81
                                                                   ==========================      =============================

  Net income per common share, basic                                    $ 0.06        $ 0.12              $ 0.23         $ 0.19
                                                                   ==========================      =============================

  Net income per common share, diluted                                  $ 0.06        $ 0.12              $ 0.23         $ 0.19
                                                                   ==========================      =============================

See accompanying notes to consolidated financial statements.

                      PCB HOLDING COMPANY AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                     -------------
                                                                                  1999           1998
                                                                                  ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income                                                                       $ 92           $ 76
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Amortization of premiums and accretion of
             discounts on securities, net                                            (2)             -
        Provision for loan losses                                                     5              -
        Depreciation expense                                                         12             13
        Stock compensation expense                                                    7              -
        Loss on sale of securities available for sale                                25              -
        Increase in accrued interest receivable                                      (7)            (9)
        Decrease in accrued interest payable                                         (2)            (3)
        Net change in other assets/liabilities                                       11             51
                                                                              ---------------------------
          Net Cash Provided By Operating Activities                                 141            128
                                                                              ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Net (increase) decrease in interest bearing deposits with banks             243           (878)
        Proceeds from sales of securities available for sale                        225              -
        Proceeds from maturity of securities available for sale                     350            800
        Purchases of securities available for sale                                 (250)        (1,836)
        Principal collected on mortgage-backed securities                             -             21
        Net (increase) decrease in loans receivable                              (2,891)          (843)
        Purchase of premises and equipment                                          (23)           (37)
                                                                              ---------------------------
          Net Cash Used in Investing Activities                                  (2,346)        (2,773)
                                                                              ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
        Net increase (decrease) in deposit accounts                                 348         (1,014)
        Advances from Federal Home Loan Bank                                      2,000              -
        Cash dividends                                                              (32)             -
        Issuance of common stock                                                      -          3,660
                                                                              ---------------------------
          Net Cash Provided By Financing Activities                               2,316          2,646
                                                                              ---------------------------

Net Increase in Cash and Due From Banks                                             111              1

Cash and due from banks at beginning of period                                       43             18
                                                                              ---------------------------

Cash and Due From Banks at End of Period                                          $ 154           $ 19
                                                                              ===========================

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

         In the opinion of the management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 1999, and the results of operations for the three months and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998. Interim results are not necessarily indicative of results that may be expected for a full year.

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

2.       Supplemental Disclosures of Cash Flow Information

                                                 Nine Months Ended
                                                   September 30,
                                                   -------------
                                             1999                 1998
                                             ----                 ----
                                                  (In thousands)

             Cash payments for:
               Interest                  $     742            $     791
               Taxes                            78                   34

                      PCB HOLDING COMPANY AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


3.       Comprehensive Income

         Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for the Company includes net income and unrealized gains and losses on securities available for sale. The following tables set forth the components of comprehensive income for the three and nine months ended September 30, 1999 and 1998:

                                                                                         Three Months Ended
                                                                                             September 30,
                                                                                             -------------
                                                                                      1999                 1998
                                                                                      ----                 ----
                                                                                            (In Thousands)
             Unrealized gains (losses) on securities:
               Unrealized holding losses arising during the period                   $  (17)              $  12
               Income tax benefit                                                         7                  (5)
                                                                                     ----------------------------
                   Net of tax amount                                                    (10)                  7
                                                                                     ----------------------------
               Less: reclassification adjustment for (gains)
                 losses included in net income                                           25
               Income tax expense (benefits)                                            (10)                  -
                                                                                     ----------------------------
                                                                                         15                   -
                                                                                     ----------------------------

                   Other comprehensive income (loss)                                  $   5               $   7
                                                                                     ============================
                                                                                          Nine Months Ended
                                                                                             September 30,
                                                                                             -------------
                                                                                      1999                 1998
                                                                                      ----                 ----
                                                                                            (In Thousands)
             Unrealized gains (losses) on securities:
               Unrealized holding losses arising during the period                    $ (46)              $   8
               Income tax benefit                                                        19                  (3)
                                                                                     ----------------------------
                   Net of tax amount                                                    (27)                  5
                                                                                     ----------------------------
               Less: reclassification adjustment for (gains)
                 losses included in net income                                           25                   -
               Income tax expense (benefits)                                            (10)                  -
                                                                                     ----------------------------
                                                                                         15                   -
                                                                                     ----------------------------

                   Other comprehensive income (loss)                                  $ (12)              $   5
                                                                                     ============================

                      PCB HOLDING COMPANY AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



4.       Net Income Per Common Share

                                                       Three months ended          Nine months ended
                                                          September 30,              September 30,
                                                        1999       1998          1999          1998
                                                        ----       ----          ----          ----
                                                           (In thousands, except per share data)
Basic:
     Net income                                      $     24    $     47      $     92       $     76
                                                     =====================================================
 Shares:
     Weighted average common shares outstanding       396,750     396,750       396,750        396,750
                                                     =====================================================

     Net income per common share, basic              $   0.06    $   0.12      $   0.23       $   0.19
                                                     =====================================================

Diluted:
  Net income                                         $     24    $     47      $     92       $     76
                                                     =====================================================
  Shares:
    Weighted average common shares outstanding        396,750     396,750       396,750        396,750
     Add:  Dilutive effect of restricted share awards     575           -           194              -
                                                     -----------------------------------------------------
     Weighted average common shares
        outstanding, as adjusted                      397,325     396,750       396,944        396,750
                                                     =====================================================

Net income per common share, diluted                 $   0.06    $   0.12      $   0.23       $   0.19
                                                     =====================================================

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

Financial Condition

         Total assets increased 9.4% from $25.4 million at December 31, 1998 to $27.8 million at September 30, 1999, primarily as a result of an increase in loans receivable, net, which was funded primarily by growth in deposits and advances from the Federal Home Loan Bank.

         Loans receivable, net, were $23.8 million at September 30, 1999, compared to $20.9 million at December 31, 1998, a 13.8% increase.

         Other debt securities available for sale (U.S. government agency obligations) decreased from $1.5 million at December 31, 1998 to $1.1 million at September 30, 1999. During the nine month period ended September 30, 1998, the Company had maturities of other debt securities with a carrying value of $350,000 and purchases of $250,000. The Company also had sales of other debt securities for $225,000.

         Cash and interest bearing deposits with banks decreased from $2.4 million at December 31, 1998 to $2.2 million at September 30, 1999 as a result of increased loan originations.

         Total deposits increased from $19.5 million at December 31, 1998 to $19.9 million at September 30, 1999 primarily as a result of the growth in demand and savings deposit accounts. The Bank began offering several types of demand deposit accounts in the fourth quarter of 1998.

                                PART I - ITEM 2

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                      PCB HOLDING COMPANY AND SUBSIDIARY


Results of Operations

         Net income. Net income was $92,000 for the nine months ended September 30, 1999, compared to $76,000 for the nine months ended September 30, 1998. The increase in net income for 1999 compared to 1998 resulted primarily from an increase in net interest income, offset by an increase in non-interest expense.

         Net interest income. Net interest income increased 28.2% from $496,000 in 1998 to $636,000 for 1999 as a result of an increase in total interest income and a decrease in interest expense. The average yield on interest-earning assets decreased from 7.30% for 1998 to 7.09% for 1999. The average balance of total interest-earning assets was $23.4 million for 1998 compared to $25.9 million for 1999. The higher average balance in 1999 reflects the completion of the Company's stock offering in July 1998. The average cost of interest-bearing liabilities decreased from 5.21% for 1998 to 4.95% for 1999 while the average balance of interest-bearing liabilities was $20.1 million for 1998 compared to $19.6 million for 1999. The interest rate spread for 1998 was 2.09% compared to 2.14% for 1999. The decrease in average deposits resulted primarily from the use of account holder deposits for the purchase of common stock in the conversion.

         Provision for loan losses. The provision for loan losses was $5,000 for the nine month period ended September 30, 1999. Provision for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered adequate by management to provide for probably known and inherent loan losses based on management's evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. In determining the adequacy of the allowance for loan losses, the Company reviews all loans quarterly, and loans are assigned a risk weighting based on asset classification. The allowance for loan losses was $52,000 at September 30, 1999 and $51,000 at December 31, 1998. Management has deemed this amount as adequate on those dates based on its best estimate of probable known and inherent loan losses. At September 30, 1999, non-performing loans totaled $75,000.

         Non-interest income. Non-interest income was $19,000 for the nine months ended September 30, 1999 and $5,000 for the nine months ended September 30, 1998. Non-interest income was $7,000 for the third quarter of 1999 compared to $2,000 for the third quarter of 1998. The increases are primarily the result of the introduction of service charges on deposit accounts in late 1998.

         Non-interest expenses. Non-interest expenses totaled $503,000 for the nine months ended September 30, 1999 compared to $392,000 for the same period in 1998. The increase for 1999 compared to 1998 resulted primarily from increases in compensation and benefits of $34,000 and an increase in other operating expenses of $62,000. During the quarter ended September 30, 1999, the Company sold an available for sale debt security and realized a loss of $25,000. Other operating expenses increased in 1999 as compared to the same period in 1998 primarily as a result of increased service bureau costs related to new loan and deposit products, professional fees and additional expenses of operating as a public company.

                                PART I - ITEM 2

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                      PCB HOLDING COMPANY AND SUBSIDIARY

         Income tax expense. Income tax expense for the six month period ended June 30, 1999 was $55,000, compared to $33,000 for the same period in 1998. The effective tax rate for 1999 is 37.4% compared to 30.3% for 1998 due to the effect of the graduated federal tax rates.

Liquidity and Capital Resources

         The Bank's primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At September 30, 1999, the Bank had cash and interest-bearing deposits with banks of $2.1 million and securities available-for-sale with a fair value of $1.1 million. At September 30, 1999, the Bank also had an available credit line of $3.9 million from the FHLB-Indianapolis.

         The Bank's primary investing activities are the origination of one-to-four family mortgage loans and consumer loans. The Bank also invests in U.S. Government and agency securities and mortgage-backed securities issued by U.S. Government agencies.

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

         The Bank is required to maintain specific amounts of capital pursuant to OTS requirements. As of September 30, 1999, the Association was in compliance with all regulatory capital requirements which were effective as of such date with tangible, core and risk-based capital ratios of 14.9%, 14.9% and 23.7%, respectively.

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

As of September 30, 1999, the Bank is on schedule with its internal Y2K preparation efforts. All internal systems identified in the assessment phase of the project that are considered "mission critical" have been tested for Y2K compliance. Systems that have been determined to be Y2K compliant will be retested during 1999 following any material upgrades or enhancements. The Bank has replaced non-compliant microcomputer equipment and has installed and tested the related software for Y2K compliance. Other equipment containing embedded microprocessors have been certified as Y2K compliant by the applicable vendors. The Bank's estimated total cost to replace computer equipment, software programs, or other equipment containing embedded microprocessors that were not Y2K compliant, is approximately $8,000. As of September 30, 1999, substantially all of these costs have been incurred. System maintenance or modification costs are being expensed as incurred, while the cost of new hardware, software, or other equipment, is capitalized and amortized over their estimated useful lives. While the third-party service bureau has not indicated what, if any, cost it may pass onto its customers, the Bank does not believe that the cost associated with its actions or those of its vendors will be material to the Bank. However, in the event that the Bank's third-party service bureau is unable to fulfill its contractual obligations to the Bank, it could have a significant adverse impact on the financial condition and results of operations of the Bank.

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

               Not applicable

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


                                         PCB HOLDING COMPANY
                                         (Registrant)



  Dated  November 8, 1999                BY:   /s/ Carl D. Smith
  --------------------------------          ------------------------------------
                                                  Carl D. Smith
                                                  President and CEO


  Dated  November 8, 1999                BY:   /s/ Clarke A. Blackford
  --------------------------------          ------------------------------------
                                                  Clarke A. Blackford
                                                  Vice President