Form 10KSB40
period 1999-12-31
PCB HOLDING CO
filed 2000-03-22
CIK 1057818

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                    0-24135
                            Commission File Number

                              PCB HOLDING COMPANY
-------------------------------------------------------------------------------
         (Name of small business issuer as specified in its charter.)

              Indiana                                 35-2040715
-------------------------------------- ----------------------------------------
    (State or Other Jurisdiction         (I.R.S. Employer Identification No.)
  of Incorporation or Organization)

                   819 Main Street, Tell City, Indiana 47586
-------------------------------------------------------------------------------
                   (Address of Principal Executive Offices)

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

Yes [  X  ]    No [      ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $1.9 million.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was $3,766,000. This figure is based on the closing price on the OTC Bulletin Board for a share of the issuer's common stock on March 1, 2000, which was $10.38. For purposes of this calculation, the Registrant is assuming that directors and executive officers are affiliates.

The Registrant had 408,020 shares of common stock outstanding as of March 1, 2000.

Portions of the Annual Report to Shareholders for the year ended December 31, 1999 are incorporated by reference into Part II of this Form 10-KSB. Also, portions of the proxy statement for the annual meeting of shareholders to be held on April 24, 2000 are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format.    Yes [    ]    No [ X ]

                                     INDEX

PART I
Page No.

     Item 1.     Description of Business.......................................   3

     Item 2.     Description of Property.......................................  24

     Item 3.     Legal Proceedings.............................................  24

     Item 4.     Submission of Matters to a Vote of Security Holders...........  24

PART II

     Item 5.     Market for Common Equity and Related Stockholder Matters......  25

     Item 6.     Management's Discussion and Analysis or Plan of Operation.....  25

     Item 7.     Financial Statements..........................................  25

     Item 8.     Changes In and Disagreements With Accountants on
                 Accounting and Financial Disclosure...........................  25

PART III

     Item 9.     Directors, Executive Officers, Promoters and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act.............  25

     Item 10.    Executive Compensation........................................  26

     Item 11.    Security Ownership of Certain Beneficial Owners and Management  26

     Item 12.    Certain Relationships and Related Transactions................  26

     Item 13.    Exhibits and Reports on Form 8-K..............................  26
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

     The Bank faces intense competition in its primary market area for the attraction of deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for deposits has historically come from the [three] commercial banks operating in Tell City and, to a lesser extent, from other financial institutions, such as brokerage firms and insurance companies. All of the [three] commercial banks in Tell City are affiliated with large, multi-state bank holding companies and, therefore, have significantly greater resources than the Bank. Particularly in times of high interest rates, the Bank has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Bank's competition for loans comes primarily from the commercial banks operating in Tell City. Such competition for deposits and the origination of loans may limit the Bank's growth in the future.

Lending Activities

     General. At December 31, 1999, the Bank's net loans receivable totaled $24.1 million, or 84.8% of total assets. The Bank has concentrated its lending activities on one- to four-family mortgage loans, with such loans amounting to 81.8% of loans at December 31, 1999. The Bank also offers multi-family, commercial real estate, land and residential construction loans, as well as selected consumer loans. All of the Bank's mortgage loan portfolio is secured by real estate located in Indiana. The Bank's consumer loans include loans secured by savings accounts, automobile loans and secured and unsecured consumer loans.

     Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio at the dates indicated. The Bank had no concentration of loans exceeding 10% of total loans receivable other than as disclosed below.

                                                                At December 31,
                                          --------------------------------------------------------
                                                  1999              1998               1997
                                          --------------------------------------------------------
                                            Amount   Percent   Amount   Percent   Amount   Percent
                                          --------------------------------------------------------
                                                           (Dollars in thousands)
Mortgage loans:
 One- to four-family.....................   $20,219     81.8%  $17,892     83.1%  $16,893     85.7%
 Multi-family............................       507      2.1       362      1.7       468      2.4
 Commercial real estate..................       598      2.4       901      4.2       864      4.4
 Land....................................       510      2.1       654      3.0       528      2.6
 Residential construction................     1,210      4.9       980      4.6       783      4.0
                                            -------    -----   -------    -----   -------    -----
  Total mortgage loans...................    23,044     93.3    20,789     96.6    19,536     99.1

Consumer Loans:
 Loans secured by savings accounts.......       263      1.0       274      1.3       178      0.9
 Other...................................     1,399      5.7       454      2.1        --       --
                                            -------    -----   -------    -----   -------    -----
  Total consumer loans...................     1,662      6.7       728      3.4       178      0.9
                                            -------    -----   -------    -----   -------    -----
   Total loans...........................    24,706    100.0%   21,517    100.0%   19,714    100.0%
                                            -------    =====   -------    =====   -------    =====
Less:
 Undisbursed portion of loans in process.       535                472                295
 Deferred loan origination fees, net.....        63                 64                 72
 Allowance for loan losses...............        54                 51                 51
                                            -------            -------            -------

  Total loans receivable, net............   $24,054            $20,930            $19,296
                                            =======            =======            =======

     The following table sets forth certain information at December 31, 1999 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loans losses.

                                                  After     After
                                                 One Year  5 Years
                                        Within   Through   Through    After
                                       One Year  5 Years   10 Years  10 Years   Total
                                       --------  --------  --------  --------   -----
                                                       (In thousands)
Mortgage loans:
  One- to four-family................    $1,119    $3,737    $4,818   $10,545  $20,219
  Multi-family.......................        17        97       128       265      507
  Commercial real estate.............        41       180       163       214      598
  Land...............................        32       166       165       147      510
  Residential construction...........     1,210        --        --        --    1,210
Consumer Loans:
  Loans secured by savings accounts..       263        --        --        --      263
  Other..............................       404       589       104       302    1,399
                                         ------    ------    ------   -------  -------
     Total gross loans...............    $3,086    $4,769    $5,378   $11,473  $24,706
                                         ======    ======    ======   =======  =======

     The following table sets forth the dollar amount of all loans due after December 31, 2000, which have fixed interest rates and have floating or adjustable interest rates.

                                                 Floating or
                                         Fixed   Adjustable
                                         Rates      Rates
                                        -------  -----------
                                           (In thousands)

Mortgage loans:
   One- to four-family................  $ 8,373      $10,727
   Multi-family.......................      240          250
   Commercial real estate.............      328          229
   Land...............................      168          310
   Residential construction...........       --           --
Consumer loans:
   Loans secured by savings accounts..       --           --
   Other..............................      995           --
                                        -------      -------
     Total gross loans................  $10,104      $15,516
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

     One- to Four-Family Real Estate Loans. The Bank's primary lending activity is the origination of loans secured by one- to four-family residences located in its market area. The Bank offers both adjustable-rate mortgage ("ARM") loans and fixed-rate mortgage loans. The Bank's ARM loans provide for an interest rate that adjusts every year or that is fixed for three years and then adjusts every year after the initial period. The Bank's ARM loans generally provide for annual and lifetime interest rate adjustment limits of 1% and 5%, respectively. When it was a state-chartered savings association, the Bank based its ARM loans on the Bank's internal cost of funds. When the Bank adopted a federal mutual charter in February 1998 it began basing its ARM loans on the One Year U.S. Treasury Note Constant Maturity Rate. The Bank's ARM loans are typically based on a 30-year amortization schedule. The initial rate on most of the Bank's ARM loans is 1% to 1.5% below the rate offered for fixed-rate loans that have a term of ten to 20 years.

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

     The Bank also offers second mortgage loans. Generally, the Bank makes second mortgage loans only where it holds the first mortgage, unless the combined loan to value ratio is less than 50%. Second mortgages are made on the same terms as first mortgage loans when the combined loan to value ratio is less than 80%. At December 31, 1999, the Bank had $1,037,000 of second mortgage loans included in its one- to four-family mortgage loan portfolio.

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

     Multi-family and Commercial Real Estate Loans. The Bank occasionally originates mortgage loans for the acquisition and refinancing of multi-family and commercial real estate properties. The majority of the Bank's commercial real estate loans are secured by churches, motels and a country club, all of which are located in Indiana. At December 31, 1999, the Bank's largest multi-family or commercial real estate loan was $115,000 and is secured by a motel.

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

     The Bank's construction loans to builders generally have fixed interest rates and are for a term of one year. Such loans to builders are typically made with a maximum loan to value ratio of 85%. These loans are usually made on a
speculative (unsold) basis.   The maximum amount that any one builder may borrow
from the Bank is $500,000, which is the Bank's internal loan-to-one-borrower limit. At December 31, 1999, the largest amount of construction loans outstanding to one builder was $200,000, all of which was for speculative construction. Construction loans to individuals are made on the same terms as the Bank's one- to four-family mortgage loans, but provide for the payment of interest only during the construction phase, which is usually six months. At the end of the construction phase, the loan converts to a permanent mortgage loan.

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

     Land Loans. The Bank occasionally originates loans secured by unimproved land. Most of these loans have a term of ten years or less and may have fixed or adjustable interest rates. The largest land loan at December 31, 1999 was $98,000.

     Savings Account Loans. The Bank offers loans secured by savings deposits. Generally, such loans are made at an interest rate that is 2% above the account rate for an amount up to 100% of the amount on deposit at the Bank less six month's interest.

     Other Consumer Loans. The Bank offers automobile loans and other secured and unsecured consumer loans. The Bank does not anticipate that consumer loans will constitute a significant portion of its loan portfolio for the foreseeable future.

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

     Loans to One Borrower. The maximum amount that the Bank may lend to one borrower is limited by federal regulations. At December 31, 1999, the Bank's regulatory limit on loans to one borrower was $629,000. At such date, the Bank's largest amount of loans to one borrower (including the borrower's related interests) was $464,000 and consisted of eight single family mortgage loans (seven of which were secured by non-owner-occupied properties) and one commercial real estate loan.

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

     The Bank generally retains for its portfolio all of the loans that it originates and does not often purchase loans. Occasionally, the Bank will participate with other area financial institutions in multi-family or commercial real estate loans. In 1995, the Bank established an informal relationship with another financial institution pursuant to which the Bank occasionally sells 90% participations in single-family mortgage loans and purchases participations in loans secured by non-owner-occupied, one- to four-family properties. The Bank retains the servicing rights on the participation loans that it sells. The Bank does not receive a fee for the loans sold under this arrangement and pays no fee on the loans it purchases.

     Loan Commitments. The Bank issues commitments for mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 90 days from approval. At December 31, 1999, the Bank had loan commitments totaling $887,000 (not including undisbursed portions of loans in process of $535,000).

     Loan Fees. In addition to interest earned on loans, the Bank receives income from fees in connection with loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

     The Bank charges loan origination fees for fixed-rate loans which are calculated as a percentage of the amount borrowed. In accordance with applicable accounting procedures, loan origination fees and discount points in excess of loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. At December 31, 1999, the Bank had $63,000 of deferred loan fees. The Bank recognized $17,000 and $24,000 of deferred loan fees during the years ended December 31, 1999 and 1998, respectively, in connection with loan refinancings, payoffs, sales and ongoing amortization of outstanding loans.

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

                                                             At December 31,
                                                           --------------------
                                                           1999    1998    1997
                                                           ----    ----    ----
                                                          (Dollars in thousands)
Loans accounted for on a nonaccrual basis...............  $ --    $ --     $ --
Accruing loans which are contractually
  past due 90 days or more:
 Mortgage loans.........................................    104      29      --
 Consumer loans.........................................     --      --      --
  Total.................................................     --      29      --
                                                          -----   -----   -----
Foreclosed real estate, net.............................     --      --      --
                                                          -----   -----   -----
  Total nonperforming assets............................  $ 104   $  29   $  --
                                                          =====   =====   =====
Total loans delinquent 90 days or more to net loans.....   0.43%   0.14%   0.00%
Total loans delinquent 90 days or more to total assets..   0.37%   0.11%   0.00%
Total nonperforming assets to total assets..............   0.37%   0.11%    N/M

     Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at fair market value at the date of foreclosure. Subsequent to foreclosure, real estate owned is carried at the lower of the foreclosed amount or fair value, less estimated selling costs. At December 31, 1999, the Bank had no real estate owned.

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

     The following table sets forth the number and amount of classified loans at December 31, 1999.

                                                                                                     Special
                                    Loss                 Doubtful           Substandard              Mention
                           ---------------------- --------------------- --------------------- -----------------------
                              Number    Principal   Number    Principal   Number    Principal  Number of    Principal
                             of Loans    Amount    of Loans    Amount    of Loans    Amount       Loans      Amount
                           ----------- ---------- ---------- ---------- ---------- ---------- ----------- -----------
                                                              (Dollars in thousands)
Mortgage loans:
 One- to four-family.......         --         --         --         --          5       $132           14       $363
 Multi-family..............         --         --         --         --         --         --           --         --
 Commercial real estate....         --         --         --         --         --         --           --         --
 Land......................         --         --         --         --         --         --           --         --
 Residential construction..         --         --         --         --         --         --           --         --
Consumer loans.............         --         --         --         --         --         --            4         38

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

     The following table sets forth an analysis of the Bank's allowance for loan losses.

                                             Years Ended December 31,
                                           ----------------------------
                                              1999      1998     1997
                                           --------- --------- --------
                                                   (In thousands)
Allowance at beginning of period..........   $   51   $    51   $  52
Provision for loan losses.................        6        --      --
Recoveries................................       --        --      --

Charge-offs:
 Mortgage loans...........................        3        --      --
 Consumer loans...........................       --        --       1
                                             ------   -------   -----
   Total charge-offs......................        3        --       1
                                             ------   -------   -----
   Net charge-offs........................        3        --       1
                                             ------   -------   -----
   Balance at end of period...............   $   54   $    51   $  51
                                             ======   =======   =====

Allowance for loan losses as a
  percentage of total loans outstanding
  at the end of the period................     0.22%     0.24%   0.26%

Net charge-offs (recoveries) as a
  percentage of average loans outstanding
  during the period.......................     0.01%     0.00%   0.01%

Allowance for loan losses as a
  percentage of nonperforming loans
  at end of period........................    51.92%   175.86%    N/M

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

                                                              At December 31,
                                    -----------------------------------------------------------------
                                           1999                   1998                  1997
                                    ---------------------- --------------------- --------------------
                                                Percent               Percent               Percent
                                                of Loans              of Loans              of Loans
                                              in Category           in Category           in Category
                                                to Total              to Total              to Total
                                      Amount     Loans      Amount     Loans      Amount     Loans
                                    --------- ------------ -------- ------------ -------- -----------
                                                          (Dollars in thousands)
Mortgage loans:
 One- to four-family...............      $31       81.8%       $33       83.1%       $37       85.7%
 Multi-family......................        1        2.0          1        1.7          2        2.4
 Commercial real estate............        3        2.4          5        4.2          7        4.4
 Land..............................        4        2.1          6        3.0          4        2.7
 Residential construction..........        2        4.9          1        4.6          1        4.0
Consumer loans:
 Loans secured by savings accounts.       --        1.1         --        1.3         --        0.9
 Other consumer loans..............       13        5.7          5        2.1         --         --
Unallocated........................       --        N/A         --        N/A         --        N/A
                                         ---      -----        ---      -----        ---      -----
  Total allowances for loan losses.      $54      100.0%       $51      100.0%       $51      100.0%
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

     Applicable accounting guidelines require that investments be categorized as "held to maturity," "trading securities" or "available for sale," based on management's intent as to the ultimate disposition of each security. Debt securities may be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity." Debt and equity securities held for current resale are classified as "trading securities." Such securities are reported at fair value, and unrealized gains and losses on such securities would be included in earnings. The Company does not currently use or maintain a trading account. Debt and equity securities not classified as either "held to maturity" or "trading securities" are classified as "available for sale." Such securities are reported at fair value, and unrealized gains and losses on such securities are excluded from earnings and reported as a net amount in a separate component of equity.

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

                                                                 At December 31,
                                     ----------------------------------------------------------------------
                                               1999                   1998                   1997
                                     ----------------------- ---------------------- -----------------------
                                       Amortized              Amortized              Amortized
                                         Cost     Fair Value    Cost     Fair Value    Cost      Fair Value
                                     ----------- ----------- ---------- ----------- ----------- -----------
                                                              (Dollars in thousands)
Available for sale:
Investment securities:
 U.S. Government agency obligations..     $1,198      $1,113     $1,447      $1,432     $  999      $  970
 Corporate notes.....................         --          --        100         100        350         349
                                          ------  ----------     ------      ------     ------      ------
  Total available for sale...........     $1,198      $1,113      1,547       1,532      1,349       1,319
                                          ------  ----------     ------      ------     ------      ------

Held to maturity:
Mortgage-backed securities:
 Fannie Mae..........................         --          --         --          --         17          16
 Freddie Mac.........................         --          --         --          --          4           5
                                          ------  ----------     ------      ------     ------      ------
  Total held to maturity.............         --          --         --          --         21          21
                                          ------  ----------     ------      ------     ------      ------

  Total..............................     $1,198      $1,113     $1,547      $1,532     $1,370      $1,340
                                          ======  ==========     ======      ======     ======      ======

     The following table sets forth certain information regarding the amortized cost, weighted average yields and maturities or periods to repricing of the Company's debt securities at December 31, 1999, all of which are available for sale.

                                                               At December  31, 1999
                       -------------------------------------------------------------------------------------------------------
                            Less than              One to           After Five to            After
                             One Year            Five Years           Ten Years            Ten Years             Total
                       -------------------  -------------------  -------------------  -------------------  -------------------
                                  Weighted             Weighted             Weighted             Weighted             Weighted
                       Amortized  Average   Amortized  Average   Amortized  Average   Amortized  Average   Amortized  Average
                         Cost      Yield      Cost      Yield      Cost      Yield      Cost      Yield      Cost      Yield
                       ---------  --------  ---------  --------  ---------  --------  ---------  --------  ---------  --------
                                                               (Dollars in thousands)
Investment securities:
 U.S. Treasury agency
  obligations.........     --        --       $500      5.71%      $100      6.13%      $598      6.38%    $1,198     $6.08%

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

     Deposit Accounts. Nearly all of the Bank's depositors reside in Indiana. The Bank's deposit products include checking accounts, money market accounts, passbook accounts, and term certificate accounts. Deposit account terms vary with the principal difference being the minimum balance deposit, early withdrawal penalties and the interest rate. The Bank reviews its deposit mix and pricing weekly. The Bank does not utilize brokered deposits, nor has it aggressively sought jumbo certificates of deposit.

     The Bank believes it is competitive in the interest rates it offers on its deposit products. The Bank determines the rates paid based on a number of factors, including rates paid by competitors, the Bank's need for funds and cost of funds, borrowing costs and movements of market interest rates.

     The following table indicates the amount of the Bank's jumbo certificate accounts by time remaining until maturity as of December 31, 1999. Jumbo certificate accounts have principal balances of $100,000 or more.

                                 Certificate
       Maturity Period            Accounts
       ---------------           -----------
                                (In thousands)
Three months or less...........      $  484
Over three through six months..         277
Over six through 12 months.....         793
Over 12 months.................       1,358
                                     ------
   Total.......................      $2,912
                                     ======

     The following table sets forth the balances (inclusive of interest credited) and changes in dollar amounts of deposits in the various types of accounts offered by the Bank between the dates indicated.

                                                                           At December 31,
                                       ------------------------------------------------------------------------------------
                                                     1999                          1998                        1997
                                       -------------------------------  ----------------------------  ---------------------
                                                  Percent                        Percent                           Percent
                                                     of      Increase               of      Increase                  of
                                         Amount    Total    (Decrease)  Amount    Total    (Decrease)    Amount     Total
                                       ---------  --------  ----------  -------  -------  -----------  ----------  --------
                                                                       (Dollars in thousands)
Noninterest bearing demand accounts..    $   174      0.8%    $   160   $    14      1.0%      $  14   $    --           --%
Interest-bearing demand accounts.....        138      0.7          72        66      0.3          66        --           --
Regular savings accounts.............      1,041      5.1        (203)    1,244      6.4         (57)    1,301          6.6
Money market deposit accounts........      2,570     12.6        (126)    2,696     13.8         567     2,129         10.7
Fixed-rate certificates which mature:
   Within 1 year.....................      8,083     39.5          83     8,000     41.0        (809)    8,809         44.4
   After 1 year, but within 2 years..      3,472     17.0      (1,198)    4,670     23.9          32     4,638         23.4
   After 2 years, but within 4 years.      4,140     20.2       2,227     1,913      9.8        (447)    2,360         11.9
   After 4 years, but within 6 years.        847      4.1         (67)      914      4.7         305       609          3.1
                                         -------    -----     -------   -------    -----       -----   -------        -----
       Total.........................    $20,465    100.0%    $   948   $19,517    100.0%      $ 329   $19,846        100.0%
                                         =======    =====     =======   =======    =====       =====   =======        =====

     The following table sets forth the amount of time deposits in the Bank categorized by maturities at December 31, 1999.




                                     Amount Due
              -----------------------------------------------------  Percentage
                           One to  Two to  Three to  After            to Total
                Less Than   Two    Three     Four     Four              Time
                One Year   Years   Years    Years    Years    Total   Deposits
              -----------  ------  ------  --------  ------  ------- ----------
                                      (In thousands)
Below 4.99%...     $2,422  $  507  $   --  $     --  $   --  $ 2,929   17.7%
5.00 - 5.49%..      3,032   1,896     367       485     233    6,013   36.4
5.50 - 5.99%..      1,066     535     139       814     514    3,068   18.5
6.00 - 6.49%..        681     242   1,184       267     100    2,474   15.0
6.50 - 6.99%..        882     292     393       491      --    2,058   12.4
7.00 - 7.49%..         --      --      --        --      --       --     --
                   ------  ------  ------    ------    ----  -------  -----
     Totals...     $8,083  $3,472  $2,083    $2,057    $847  $16,542  100.0%
                   ======  ======  ======    ======    ====  =======  =====

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

     The following table sets forth certain information regarding the Bank's use of FHLB advances during the periods indicated.

                                                       Years Ended December 31,
                                                  ----------------------------------
                                                  1999           1998          1997
                                                 ------         ------       -------
                                                             (In thousands)

Maximum balance at any month end..............   $2,000         $  --         $ 500
Average balance...............................      769            --           254
Year end balance..............................    2,000            --            --
Weighted average interest rate:
   At end of year.............................     6.12%           --            --
   During the year............................     5.42%           --          5.91%


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

Personnel

    As of December 31, 1999, the Company had seven full-time employees and four part-time employee, none of whom is represented by a collective bargaining unit. The Company believes its relationship with its employees is good.


                          REGULATION AND SUPERVISION

General

    The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Bank and its operations. Certain of the regulatory requirements applicable to the Bank are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-KSB does not purport to be a complete description of such statutes and regulations and their effects on the Bank.

Federal Savings Institution Regulation

    Business Activities. The activities of federal savings institutions are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal association, e.g., commercial, non-residential real property loans and consumer loans, are limited to a specified percentage of the institution's capital or assets.

    Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the rating system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

    The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

    The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk capital charge. At December 31, 1999, the Bank met each of its capital requirements.

    The following table presents the Bank's capital position at December 31, 1999.

                                                                        Capital
                                                    Excess      -----------------------
                         Actual        Required  (Deficiency)    Actual      Required
                         Capital       Capital      Amount       Percent      Percent
                        ---------      --------  ------------   ----------  -----------
                                               (Dollars in thousands)

Tangible................  $4,191       $  426       $3,765       14.74%        1.50%
Core (Leverage).........  $4,191       $1,137       $3,054       14.74%        4.00%
Risk-based..............  $4,245       $1,353       $2,892       25.09%        8.00%

          Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

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

    In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 1999, FICO payments for SAIF members approximated 6.10 basis points, while Bank Insurance Fund ("BIF") members paid 1.22 basis points. By law, there is equal sharing of FICO payments between SAIF and BIF members beginning January 1, 2000.

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

    Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 1999, the Bank's limit on loans to one borrower was $1.0 million, and the Bank's largest aggregate outstanding balance of loans to one borrower was $464,000.

    QTL Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

    A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1999, the Bank maintained 84.5% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lending test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

    Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under current regulations, an application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the
capital distribution under certain circumstances.   In the event the Bank's
capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

    Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4%, but may be changed from time to time by the OTS to any amount within the range of 4% to 10%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's liquidity ratio for December 31, 1999 was 10.7%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

    Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended December 31, 1999 totaled $12,000.

    Transactions with Related Parties. The Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and to not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

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

Federal Home Loan Bank System

    The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 1999, of $196,000. Federal Home Loan Bank advances must be secured by specified types of collateral.

    The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, The Bank's net interest income would likely also be reduced. Recent legislation has changed the structure of the Federal Home Loan Banks funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. Management cannot predict the effect that these changes may have with respect to its Federal Home Loan Bank membership.

Federal Reserve System

    The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $44.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $44.3 million, the reserve requirement is $1.329 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $44.3 million. The first $4.9 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank complies with the foregoing requirements.

                          FEDERAL AND STATE TAXATION

Federal Taxation

    General. The Company and the Bank report their income on a calendar year, consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS since 1995, which covered the tax year 1994. For its 1999 taxable year, the Bank is subject to a maximum federal income tax rate of 34%.

    Bad Debt Reserves. For fiscal years beginning prior to December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally secured by interests in real property improved or to be improved) under (i) the percentage of taxable income method or (ii) the experience method. The reserve for nonqualifying loans was computed using the experience method.

    The reserve method of accounting for bad debts has been repealed for tax years beginning after 1995 and requires savings institutions to recapture (i.e., take into income) certain portions of their accumulated bad debt reserves. Thrift institutions eligible to be treated as "small banks" (assets of $500 million or less) are allowed to use the experience method applicable to such institutions, while thrift institutions that are treated as large banks (assets exceeding $500 million) are required to use only the specific charge-off method. The percentage of taxable income method of accounting for bad debts is no longer available for any financial institution.

    Distributions. If the Bank makes "non-dividend distributions" to the Company, such distributions will be considered to have been made from the Bank's unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and then from the Bank's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank's income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not be so included in the Bank's income.

    The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

Indiana Taxation

    Indiana imposes an 8.5% franchise tax based on a financial institution's adjusted gross income as defined by statute. In computing adjusted gross income, deductions for municipal interest, U.S. Government interest, the bad debt deduction computed using the reserve method and pre-1990 net operating losses are disallowed. The Bank's state franchise tax returns have not been audited for the past five years.

Item 2. Description of Property.
-------------------------------

    The Bank owns its one office. At December 31, 1999, the net book value of the Bank's properties (including land and buildings), fixtures, furniture and equipment was $228,000.

Item 3.  Legal Proceedings.
--------------------------

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


Item 4. Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

    None.

                                    PART II

Item 5. Market for the Company's Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------------

    Information relating to the market for the Company's common equity and related stockholder matters is disclosed in the Company's 1999 Annual Report to Shareholders on page 31 and is incorporated herein by reference.


Item 6. Management's Discussion and Analysis or Plan of Operation.
-----------------------------------------------------------------

    This information is disclosed in the Company's 1999 Annual Report to Shareholders at pages 4 through 10 and is incorporated herein by reference.


Item 7. Financial Statements.
----------------------------

    The consolidated financial statements of the Company and its subsidiary, together with the report thereon by Monroe Shine & Co., Inc. for the year ended December 31, 1999 are included in the Company's 1999 Annual Report to Shareholders at pages 11 through 29 and are incorporated herein by reference.


Item 8. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
        Financial Disclosures.
        ---------------------

    None.


                                   PART III

Item 9.   Directors, Executive Officers, Promoters and Control
--------------------------------------------------------------
          Persons; Compliance with Section 16(a) of the Exchange Act.
          ----------------------------------------------------------

    Information regarding directors of the Company is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2000, at pages 4 through 5.

    The following table sets forth certain information regarding the executive officers of the Company and the Bank.

        Name              Age                     Position
        -----             ---                    ----------
Carl D. Smith............  53      President and Chief Executive Officer of the
                                     Company and the Bank
Clarke A. Blackford......  52      Vice President, Treasurer and Secretary of the
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

Item 10.  Executive Compensation.
--------------------------------

     Information regarding the compensation of directors and executive officers of the Company is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2000, at pages 6 through 8.


Item 11.  Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

     Information regarding security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2000, at page 3.


Item 12. Certain Relationships and Related Transactions.
-------------------------------------------------------

     Information regarding certain relationships and related transactions is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2000, at page 8.


Item 13.  Exhibits and Reports on Form 8-K.
------------------------------------------

     (a) The following exhibits are filed as a part of this report:

         3.1 Articles of Incorporation of PCB Holding Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (File No. 333-48191))
         3.2  Bylaws of PCB Holding Company (incorporated by reference to
              Exhibit 3.2 to the Company's Registration Statement on Form SB-2 (File No. 333-48191))
         4.0 Stock Certificate of PCB Holding Company (incorporated by reference to Exhibit 4.0 to the Company's Registration Statement on Form SB-2 (File No. 333-48191))
        10.1 Employment Agreement with Carl D. Smith (incorporated by reference to Exhibit 10.1 to the Company's Form 10-KSB for the year ended December 31, 1998)
        10.2 PCB Holding Company 1999 Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8, File No. 333-85883)
        10.3 PCB Holding Company Management Recognition and Development Plan (incorporated by reference to the Company's Registration Statement on Form S-8, File No. 333-85883)
        13.0  Portions of Annual Report to Stockholders
        21.0  Subsidiaries of Registrant
        23.0  Consent of Independent Auditors
        27.0  Financial Data Schedule

   (b)  Reports on Form 8-K.

        None.

                                  SIGNATURES

   In accordance with Section 13 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PCB HOLDING COMPANY


                                   By:  /s/ Carl D. Smith
                                        -------------------------------
                                        Carl D. Smith
                                        President and Chief Executive Officer

DATED: March 22, 2000

   In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



     Name                                      Title                                  Date
     ----                                      -----                                  ----

/s/ Carl D. Smith                  President, Chief Executive Officer              March 22, 2000
-------------------------------    and Director
Carl D. Smith                      (Principal Executive Officer)


/s/ Clarke A. Blackford            Treasurer and Corporate Secretary               March 22, 2000
-------------------------------    (Principal Accounting and Financial Officer)
Clarke A. Blackford


/s/ James L. Wittmer               Chairman of the Board                           March 22, 2000
-------------------------------
James L. Wittmer


/s/ Howard L. Traphagen            Director                                        March 22, 2000
-------------------------------
Howard L. Traphagen


/s/ James G. Tyler                 Director                                        March 22, 2000
-------------------------------
James G. Tyler


/s/ Daniel P. Lutgring             Director                                        March 22, 2000
-------------------------------
Daniel P. Lutgring


/s/ Marion L. Ress                 Director                                        March 22, 2000
-------------------------------
Marion L. Ress