Form 10QSB
period 2000-03-31
PCB HOLDING CO
filed 2000-05-10
CIK 1057818

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                  FORM 10-QSB

                                  (Mark One)
                                  ----------
    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 2000
                                                --------------

                                      OR

   (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the transition period from             to

                          Commission File No. 0-24135

                              PCB Holding Company
                              -------------------
            (Exact name of registrant as specified in its charter)



              Indiana                                      35-2040715
              -------                                      ----------
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                    Identification Number)


                  819 Main Street, Tell City, Indiana  47586
                  -------------------------------------------
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code 1-812-547-7094
                                                          --------------

Former name, former address and former fiscal year, if changed since last report

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     APPLICABLE ONLY TO CORPORATE ISSUERS; Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 399,820 shares of common stock were outstanding as of April 30, 2000.

                              PCB HOLDING COMPANY


                                     INDEX


Part I    Financial Information                                        Page
                                                                       -----

          Item 1.  Consolidated Financial Statements

            Consolidated Balance Sheets as of March 31, 2000
            and December 31, 1999                                          3

            Consolidated Statements of Income for the three months
            ended March 31, 2000 and 1999                                  4

            Consolidated Statements of Cash Flows for the three months
            ended March 31, 2000 and 1999                                  5

            Notes to consolidated financial statements                   6-7

          Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         8-11

Part II.  Other Information                                               12


Signatures                                                                13

                        PART I - FINANCIAL INFORMATION
                      PCB HOLDING COMPANY AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS



                                                          March 31,          December 31,
                                                          --------           ------------
                                                            2000                 1999
                                                            ----                 ----
                                                         (Unaudited)               *
                                                                   (In thousands)
ASSETS

Cash and due from banks                                      $ 114                $ 230
Interest bearing deposits with banks                         2,348                2,309
Securities available for sale, at fair value                 1,109                1,113

Loans receivable, net                                       24,791               24,054

Federal Home Loan Bank stock, at cost                          196                  196
Premises and equipment                                         259                  228
Other assets                                                   266                  244
                                                          --------             --------

    Total Assets                                          $ 29,083             $ 28,374
                                                          ========             ========

LIABILITIES

Deposits                                                  $ 21,245             $ 20,464
Federal Home Loan Bank advances                              2,000                2,000
Accrued expenses and other liabilities                          56                   76
                                                          --------             --------

    Total Liabilities                                       23,301               22,540
                                                          --------             --------

STOCKHOLDERS' EQUITY
Preferred stock of $.01 per share
  Authorized 1,000,000 shares; none issued                       -                    -
Common stock of $.01 per share
  Authorized 4,000,000 shares; issued and
  outstanding 412,620 shares                                     4                    4
Additional paid-in capital                                   3,814                3,814
Retained earnings-substantially restricted                   2,289                2,260
Accumulated other comprehensive income -
  net unrealized loss on securities available
  for sale                                                     (54)                 (51)
Unearned stock compensation                                   (136)                (144)
Less treasury stock, at cost - 12,800 shares                  (135)                 (49)
                                                          --------             --------
                                                             5,782                5,834
                                                          --------             --------

    Total Liabilities and Stockholders' Equity            $ 29,083             $ 28,374
                                                          ========             ========


* Derived from audited financial statements.
See accompanying notes to consolidated financial statements.

                      PCB HOLDING COMPANY AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                                           Three Months Ended
                                                                                 March 31,
                                                                                 ----------
                                                                          2000                1999
                                                                          ----                ----
                                                                   (In thousands, except per share data)
INTEREST INCOME
  Loans                                                                 $ 461               $ 400
  Securities                                                               18                  20
  Federal Home Loan Bank dividends                                          4                   4
  Interest bearing deposits with banks                                     25                  25
                                                                     ----------         ----------
      Total interest income                                               508                 449

INTEREST EXPENSE
  Deposits                                                                251                 250
  Federal Home Loan Bank advances                                          34                   -
                                                                     ----------         ----------
      Total interest expense                                              285                 250

      Net interest income                                                 223                 199
  Provision for loan losses                                                 2                   2
                                                                     ----------         ----------
      Net interest income after provision for loan losses                 221                 197

NON-INTEREST INCOME
  Service charges on deposit accounts                                       5                   3
  Other income                                                              4                   2
                                                                     ----------         ----------
         Total non-interest income                                          9                   5
                                                                     ----------         ----------

NON-INTEREST EXPENSE
  Compensation and benefits                                               106                  88
  Occupancy and equipment                                                  11                  10
  Deposit insurance premiums                                                1                   3
  Other operating expenses                                                 65                  61
                                                                     ----------         ----------
      Total non-interest expense                                          183                 162
                                                                     ----------         ----------

      Income before income taxes                                           47                  40

  Income tax expense                                                       18                  14
                                                                     ----------         ----------
      Net Income                                                           29                  26

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
  Unrealized losses on securities:
     Unrealized holding losses arising during the period                   (3)                (12)
     Less: reclassification adjustment                                      -                   -
                                                                     ----------         ----------
       Other comprehensive loss                                            (3)                (12)
                                                                     ----------         ----------

       Comprehensive Income                                              $ 26                $ 14
                                                                     ==========         ==========

  Net income per common share, basic                                   $ 0.07              $ 0.07
                                                                     ==========         ==========

  Net income per common share, diluted                                 $ 0.07              $ 0.07
                                                                     ==========         ==========



See accompanying notes to  consolidated financial statements.

                      PCB HOLDING COMPANY AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                        Three Months Ended
                                                                            March 31,
                                                                            ---------
                                                                       2000           1999
                                                                       ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                          $   29          $  26
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Amortization of premiums and accretion of
             discounts on securities, net                                  -             (1)

        Provision for loan losses                                          2              2

        Depreciation expense                                               5              4

        Stock compensation expense                                         8              -

        Net change in other assets/liabilities                           (41)            17
                                                                      ------         ------

          Net Cash Provided By Operating Activities                        3             48
                                                                      ------         ------


CASH FLOWS FROM INVESTING ACTIVITIES
        Net increase in interest bearing deposits with banks             (39)          (537)

        Proceeds from maturity of securities available for sale            -            350
                                                                                       (615)
        Net increase in loans receivable                                (739)

        Purchase of premises and equipment                               (36)            (3)
                                                                      ------         ------
          Net Cash Used in Investing Activities                         (814)          (805)
                                                                      ------         ------

CASH FLOWS FROM FINANCING ACTIVITIES
        Net increase in deposit accounts                                 781            757

        Purchase of treasury stock                                       (86)             -
                                                                      ------          -----

          Net Cash Provided By Financing Activities                      695            757
                                                                      ------          -----


Net Decrease in Cash and Due From Banks                                 (116)             -

Cash and due from banks at beginning of period                           230             43
                                                                      ------          -----

Cash and Due From Banks at End of Period                              $  114          $  43
                                                                      ======          =====


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

     In the opinion of the management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2000, and the results of operations for the three months ended March 31, 2000 and 1999 and cash flows for the three months ended March 31, 2000 and 1999. Interim results are not necessarily indicative of results that may be expected for a full year.

     The consolidated financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited consolidated financial statements and notes for the year ended December 31, 1999.

     The consolidated financial statements include the accounts of the Company, the Bank and its wholly-owned subsidiary, Peoples Building and Loan Service Corp. All material intercompany balances and transactions have been eliminated in consolidation.

2.   Supplemental Disclosures of Cash Flow Information



                                    Three Months Ended
                                         March 31,
                                    ------------------
                                      2000       1999
                                    ------      ------
                                      (In thousands)
       Cash payments for:
         Interest                    $ 287      $ 243
         Taxes                          30         38

                      PCB HOLDING COMPANY AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


3.   Comprehensive Income

     Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for the Company includes net income and unrealized gains and losses on securities available for sale. The following tables set forth the components of other comprehensive income and the allocated income tax amounts for the three months ended March 31, 2000 and 1999:


                                                                         Three Months Ended
                                                                               March 31,
                                                                         --------------------
                                                                           2000        1999
                                                                         --------    --------
                                                                            (In thousands)

 Unrealized gains on securities:
   Unrealized holding losses
     arising during the period                                           $     (5)   $    (20)
   Income tax benefit                                                           2           8
                                                                         --------    --------
      Net of tax amount                                                        (3)        (12)
                                                                         --------    --------
   Less:  reclassification
     adjustment for (gains)
     losses included in net
     income                                                                     -           -
   Income tax expense (benefit)                                                 -           -
                                                                         --------    --------

      Other comprehensive
       income (loss)                                                     $     (3)   $    (12)
                                                                         ========    ========



4.   Net Income Per Common Share


                                                                         Three Months Ended
                                                                               March 31,
                                                                         --------------------
                                                                           2000        1999
                                                                         --------    --------
                                                                            (In thousands,
                                                                       except per share data)

 Basic:
  Net income                                                             $     29    $     26
                                                                         ========    ========
  Shares:
   Weighted average common shares outstanding                             390,980     396,750
                                                                         ========    ========

   Net income per common share, basic                                       $0.07    $   0.07
                                                                         ========    ========

 Diluted:
  Net income                                                             $     29    $     26
                                                                         ========    ========
  Shares:
   Weighted average common shares outstanding                             390,980     396,750
   Add:  Dilutive effect of options and restricted
     share awards                                                           2,932           -
                                                                         --------    --------
    Weighted average common shares outstanding,
      as adjusted                                                         393,912     396,750
                                                                         ========    ========

  Net income per common share, diluted                                      $0.07    $   0.07
                                                                         ========    ========

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

Financial Condition

     Total assets increased 2.5% from $28.4 million at December 31, 1999 to $29.1 million at March 21, 2000, primarily as a result of increases in loans receivable, net, which was funded primarily by growth in deposits.

     Loans receivable, net, were $24.8 million at March 31, 2000, compared to $24.1 million at December 31, 1999, a 3.1% increase.

     Other debt securities available for sale (U.S. government agency obligations) were $1.1 million at December 31, 1999 and March 31, 2000.

     Cash and interest bearing deposits with banks were $2.5 million at December 31, 1999 and March 31, 2000.

     Total deposits increased from $20.5 million at December 31, 1999 to $21.2 million at March 31, 2000 primarily as a result of growth in time accounts.

                                PART I - ITEM 2

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                      PCB HOLDING COMPANY AND SUBSIDIARY

Results of Operations

     Net income. Net income was $29,000 for the three months ended March 31, 2000, compared to $26,000 for the three months ended March 31, 1999. The increase in net income for 2000 compared to 1999 resulted primarily from an increase in net interest income, offset by an increase in non-interest expenses.

     Net interest income. Net interest income increased 12.1% from $199,000 in 1999 to $223,000 for 2000 as a result of an increase in total interest income offset by an increase in interest expense. The average yield on interest-earning assets increased from 7.06% for 1999 to 7.26% for 2000. The average balance of total interest-earning assets was $25.5 million for 1999 compared to $28.0 million for 2000. The average cost of interest-bearing liabilities increased from 5.10% for 1999 to 5.17% for 2000 while the average balance of interest-bearing liabilities was $19.6 million for 1999 compared to $22.1 million for 2000. The interest rate spread for 1999 was 1.96% compared to 2.09% for 2000. The increase in average interest-earning assets and average interest-bearing liabilities for 2000 compared to 1999 relates primarily to the growth in the loan portfolio and time deposits, respectively.

     Provision for loan losses. The provision for loan losses was $2,000 for both the three month periods ended March 31, 2000 and 1999. Provision for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered adequate by management to provide for probable known and inherent loan losses based on management's evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. In determining the adequacy of the allowance for loan losses, the Company reviews all loans quarterly, and loans are assigned a risk weighting based on asset classification. The allowance for loan losses was $56,000 at March 31, 2000 and $54,000 at December 31, 1999. Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses. At March 31, 2000, non-performing loans totaled $258,000.

     Non-interest income. Non-interest income was $9,000 for the three months ended March 31, 2000 and $5,000 for the three months ended March 31, 1999. The increase is primarily a result of an increase in service charges on deposit accounts due to increased activity.

     Non-interest expenses. Non-interest expenses totaled $183,000 for the three months ended March 31, 2000 compared to $162,000 for the same period in 1999. The increase for 2000 compared to 1999 resulted primarily from increases in compensation and benefits of $18,000 and an increase in other operating expenses of $4,000. Compensation and benefits have increased due to normal pay raises and the adoption in July 1999 of a restricted stock compensation plan. Other operating expenses increased in 2000 as compared to the same period in 1999 primarily as a result of increases in data processing fees related to additional loan and deposit accounts, advertising expenses, supervisory examination expenses and other expenses of operating as a public company.

                                PART I - ITEM 2

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                      PCB HOLDING COMPANY AND SUBSIDIARY



     Income tax expense. Income tax expense for the three month period ended March 31, 2000 was $18,000, compared to $14,000 for the same period in 1999. The effective tax rate for 2000 is 38.7% compared to 35.3% for 1999 due to the effect of the graduated federal tax rates.

Liquidity and Capital Resources

     The Bank's primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At March 31, 2000, the Bank had cash and interest-bearing deposits with banks of $2.5 million and securities available-for-sale with a fair value of $1.1 million. At March 31, 2000, the Bank also had an available, but undrawn, credit line of $1.9 million from the FHLB-Indianapolis.

     The Bank's primary investing activity is the origination of one-to-four family mortgage loans and, to a lesser extent, consumer, multi-family, commercial real estate and residential construction loans. The Bank also invests in U.S. Government and agency securities, corporate notes and, to a lesser extent, mortgage-backed securities.

     The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. At March 31, 2000, the Bank had total commitments to extend credit of $390,000. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

     Current OTS regulations require savings institutions to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4.0% of the average daily balance of its net withdrawable deposits and short-term borrowings. Historically, the Bank has maintained liquidity levels in excess of regulatory requirements.

     The Bank is required to maintain specific amounts of capital pursuant to OTS requirements. As of March 31, 2000, the Bank was in compliance with all regulatory capital requirements which were effective as of such date with tangible, core and risk-based capital ratios of 14.5%, 14.5% and 26.0%, respectively.

Year 2000 Update

     The year 2000 issue exists because many computer systems and applications use two-digit date fields to designate a year. Date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause erroneous results, ranging from system malfunctions to incorrect or incomplete processing. As a user of computers, computer software and equipment utilizing embedded microprocessors, failure to resolve year 2000 issues could cause substantial disruption of the Bank's business and could have a material adverse effect on the Bank's business, financial condition or results of operations.

     The Bank established a year 2000 committee in 1997. The committee developed and implemented a comprehensive plan to make all information and non-information technology assets year 2000 compliant. The committee provides periodic reports to the Board of Directors in order to assist the directors in their year 2000 readiness oversight role.

     While there can be no assurances that the Bank's year 2000 plan has effectively addressed the year 2000 issue, the Bank has not been notified, and is unaware of, any vendor or service provider problems related to year 2000 and all systems have performed properly since January 1, 2000. Likewise, the Bank is unaware of any year 2000 issues that have impaired the ability of the Bank's borrowers to repay their debt.

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


                                           PCB HOLDING COMPANY
                                           (Registrant)



Dated  May 9, 2000                         BY:  /s/ Carl D. Smith
------------------                              --------------------
                                                Carl D. Smith
                                                President and CEO


Dated  May 9, 2000                         BY:  /s/ Clarke A. Blackford
------------------                              -------------------------
                                                Clarke A. Blackford
                                                Vice President