Form 10-Q
period 2000-06-30
PCB HOLDING CO
filed 2000-08-14
CIK 1057818

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                  FORM 10-QSB

                                  (Mark One)
                                  ----------
     (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30,2000
                                                 ------------

                                      OR

   (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

        For the transition period from ____________ to _______________

                          Commission File No. 0-24135

                              PCB Holding Company
                              -------------------
            (Exact name of registrant as specified in its charter)

                       Indiana                         35-2040715
          --------------------------------------------------------------
          (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)          Identification Number)

               819 Main Street, Tell City, Indiana       47586
               --------------------------------------------------
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code 1-812-547-7094
                                                          --------------

________________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]


     APPLICABLE ONLY TO CORPORATE ISSUERS; Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 386,485 shares of common stock were outstanding as of July 31, 2000.

                              PCB HOLDING COMPANY


                                     INDEX

Part I      Financial Information                                              Page
                                                                               ----
            Item 1.  Consolidated Financial Statements

             Consolidated Balance Sheets as of June 30, 2000
              and December 31, 1999 (unaudited)                                   3

             Consolidated Statements of Income for the three months
              and six months ended June 30, 2000 and 1999 (unaudited)             4

             Consolidated Statements of Cash Flows for the six months
              ended June 30, 2000 and 1999 (unaudited)                            5

             Notes to consolidated financial statements (unaudited)             6-8

            Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                               9-12

Part II.    Other Information                                                 13-14

Signatures                                                                       15

                        PART 1 - FINANCIAL INFORMATION
                      PCB HOLDING COMPANY AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                         June 30,   December 31,
                                                        --------   ------------
                                                          2000         1999
                                                          ----         ----
                                                             (In thousands)

ASSETS

Cash and due from banks                                 $    108     $    230
Interest bearing deposits with banks                       1,883        2,309
Securities available for sale, at fair value               1,110        1,113

Loans receivable, net                                     25,709       24,054

Federal Home Loan Bank stock, at cost                        207          196
Premises and equipment                                       397          228
Other assets                                                 294          244
                                                       ----------------------

   Total Assets                                         $ 29,708     $ 28,374
                                                       ======================

LIABILITIES

Deposits                                                $ 21,503     $ 20,464
Federal Home Loan Bank advances                            2,500        2,000
Accrued expenses and other liabilities                        62           76
                                                        ---------------------

   Total Liabilities                                      24,065       22,540
                                                        ---------------------

STOCKHOLDERS' EQUITY
Preferred stock of $.01 per share
  Authorized 1,000,000 shares; none issued                     -            -
Common stock of $.01 per share
  Authorized 4,000,000 shares; issued and
  outstanding 412,620 shares                                   4            4
Additional paid-in capital                                 3,814        3,814
Retained earnings-substantially restricted                 2,289        2,260
Accumulated other comprehensive income -
  net unrealized loss on securities available for sale       (54)         (51)
Unearned stock compensation                                 (128)        (144)
Less treasury stock, at cost - 26,135 shares
  (4,600 shares at December 31, 1999)                       (282)         (49)
                                                        ---------------------
   Total Stockholders' Equity                              5,643        5,834
                                                        ---------------------

   Total Liabilities and Stockholders' Equity           $ 29,708     $ 28,374
                                                        =====================


See accompanying notes to consolidated financial statements.

                      PCB HOLDING COMPANY AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                                         Three Months Ended    Six Months Ended
                                                                            June 30,              June 30,
                                                                            --------              ---------
                                                                         2000          1999     2000       1999
                                                                         ----          ----     ----       ----
                                                                         (In thousands, except per share data)
INTEREST INCOME
  Loans                                                                  $ 499         $  411     $ 960    $ 811
  Securities                                                                19             15        37       35
  Federal Home Loan Bank dividends                                           4              4         8        8
  Interest bearing deposits with banks                                      29             27        54       52
                                                                         --------------------    ---------------
     Total interest income                                                 551            457     1,059      906

INTEREST EXPENSE
  Deposits                                                                 267            235       518      485
  Federal Home Loan Bank advances                                           45              -        79        -
                                                                         --------------------    ---------------
     Total interest expense                                                312            235       597      485


     Net interest income                                                   239            222       462      421
  Provision for loan losses                                                  2              1         4        3
                                                                         --------------------    ---------------
     Net interest income after provision for loan losses                   237            221       458      418


NON-INTEREST INCOME
  Service charges on deposit accounts                                        7              3        12        6
  Other income                                                               4              4         8        6
                                                                         --------------------    ---------------
     Total non-interest income                                              11              7        20       12
                                                                         --------------------    ---------------

NON-INTEREST EXPENSE
  Compensation and benefits                                                104             87       210      175
  Occupancy and equipment                                                    9              9        20       19
  Deposit insurance premiums                                                 1              3         2        6
  Other operating expenses                                                  68             55       133      116
                                                                         --------------------    ---------------
     Total non-interest expense                                            182            154       365      316
                                                                         --------------------    ---------------

     Income before income taxes                                             66             74       113      114

  Income tax expense                                                        26             32        44       46
                                                                         --------------------    ---------------
     Net Income                                                             40             42        69       68

OTHER COMPREHENSIVE LOSS, NET OF TAX:
  Unrealized losses on securities:
     Unrealized holding losses arising during the period                     -             (5)       (3)     (17)
     Less: reclassification adjustment                                       -              -         -        -
                                                                         --------------------    ---------------
     Other comprehensive loss                                                -             (5)       (3)     (17)
                                                                         --------------------    ---------------

     Comprehensive Income                                                $  40         $   37     $  66    $  51
                                                                         ====================    ===============
  Net income per common share, basic                                     $0.11         $ 0.11     $0.18    $0.17
                                                                         ====================    ===============
  Net income per common share, diluted                                   $0.10         $ 0.11     $0.18    $0.17
                                                                         ====================    ===============

See accompanying notes to consolidated financial statements.

                      PCB HOLDING COMPANY AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                     Six Months Ended
                                                                                          June 30,
                                                                                          --------
                                                                                     2000        1999
                                                                                     ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES

 Net income                                                                     $       69    $       68
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Amortization of premiums and accretion of
       discounts on securities, net                                                     (1)           (1)
    Provision for loan losses                                                            4             3
    Depreciation expense                                                                10             8
    Deferred income taxes                                                              (12)            -
    Stock compensation expense                                                          16             -
    Net change in other assets/liabilities                                             (52)           (9)
                                                                                ------------------------
     Net Cash Provided By Operating Activities                                          34            69
                                                                                ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

    Net decrease in interest bearing deposits with banks                               426           243
    Proceeds from maturity of securities available for sale                              -           350
    Purchase of securities available for sale                                            -          (250)
    Net increase in loans receivable                                                (1,659)       (1,582)
    Purchase of Federal Home Loan Bank stock                                           (11)            -
    Purchase of premises and equipment                                                (179)           (8)
                                                                                ------------------------
     Net Cash Used in Investing Activities                                          (1,423)       (1,247)
                                                                                ------------------------

CASH FLOWS FROM FINANCIAL ACTIVITIES

    Net increase in deposit accounts                                                 1,039           211
    Net increase in advances from Federal Home Loan Bank                               500         1,000
    Purchase of treasury stock                                                        (233)            -
    Cash dividends paid                                                                (39)          (32)
                                                                                ------------------------
     Net Cash Provided By Financing Activities                                       1,267         1,179
                                                                                ------------------------

Net Decrease in Cash and Due From Banks                                               (122)            1

Cash and due from banks at beginning of period                                         230            43
                                                                                ------------------------

Cash and Due From Banks at End of Period                                        $      108    $       44
                                                                                ========================

See accompanying notes to consolidated financial statements.

                      PCB HOLDING COMPANY AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Presentation of Interim Information

     PCB Holding Company (the "Company") is the holding company for Peoples Community Bank (the "Bank"), a federally chartered stock savings bank located in Tell City, Indiana.

     In the opinion of the management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2000, and the results of operations for the three months and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999. Interim results are not necessarily indicative of results that may be expected for a full year.

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

2.   Supplemental Disclosures of Cash Flow Information

                                                          Six Months Ended
                                                          ----------------
                                                              June 30,
                                                              --------
                                                        2000             1999
                                                       -----             -----
                                                           (In thousands)
Cash payments for:
 Interest                                              $ 598             $ 484
 Taxes                                                    65                64

                      PCB HOLDING COMPANY AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


3.   Comprehensive Income

     Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income for the Company includes net income and other comprehensive income representing the net unrealized gains and losses on securities available for sale. The following tables set forth the components of other comprehensive income (loss) and the allocated tax amounts for the three and six months ended June 30, 2000 and 1999:


                                                                    Three Months Ended
                                                                    -----------------
                                                                         June 30,
                                                                         --------
                                                                  2000              1999
                                                                  ----              ----
                                                                      (In thousands)
       Unrealized gains (losses) on securities:
         Unrealized holding losses arising during the period     $   -             $  (8)
         Income tax benefit                                          -                 3
                                                                 -----------------------
             Net of tax amount                                       -                (5)
                                                                 -----------------------
         Less: reclassification adjustment for (gains)
             losses included in net income                           -                 -
             Income tax expense (benefit)                            -                 -
                                                                 -----------------------
                                                                     -                 -
                                                                 -----------------------

             Other comprehensive loss                            $   -             $  (5)
                                                                 =======================

                                                                     Six Months Ended
                                                                     ----------------
                                                                         June 30,
                                                                         --------
                                                                  2000              1999
                                                                  ----              ----
                                                                      (In thousands)
       Unrealized gains (losses) on securities:
         Unrealized holding losses arising during the period     $  (5)            $ (28)
         Income tax benefit                                          2                11
                                                                 -----------------------
             Net of tax amount                                      (3)              (17)
                                                                 -----------------------
         Less: reclassification adjustment for (gains)
             losses included in net income                           -                 -
             Income tax expense (benefit)                            -                 -
                                                                 -----------------------
                                                                     -                 -
                                                                 -----------------------

             Other comprehensive loss                            $  (3)            $ (17)
                                                                 =======================

                      PCB HOLDING COMPANY AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


4.  Net Income Per Common Share


                                                              Three Months Ended                     Six Months Ended
                                                                    June 30,                            June 30,
                                                             2000              1999              2000              1999
                                                             ----              ----              ----              ----
                                                                          (In thousands, except per share data)
Basic:
     Net income                                            $      40         $      42          $     69          $      68
                                                           ================================================================
 Shares:
     Weighted average common shares outstanding              377,786           396,750           384,384            396,750
                                                           ================================================================

     Net income per common share, basic                    $    0.11         $    0.11          $   0.18          $    0.17
                                                           ================================================================
Diluted:
  Net income                                               $      40         $      42          $     69          $      68
                                                           ================================================================
  Shares:
    Weighted average common shares outstanding               377,786           396,750           384,384            396,750
    Add: Dilutive effect of outstanding options                2,432                 -             1,796                  -
    Add: Dilutive effect of restricted share awards            2,809                 -             2,870                  -
                                                           ----------------------------------------------------------------
    Weighted average common shares
      outstanding, as adjusted                               383,027           396,750           389,050            396,750
                                                           ================================================================

Net income per common share, diluted                       $    0.10         $    0.11          $   0.18          $    0.17
                                                           ================================================================

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

Financial Condition

     Total assets increased 4.7% from $28.4 million at December 31, 1999 to $29.7 million at June 30, 2000, primarily as a result of an increase in loans receivable, net, which was funded primarily by growth in deposits and advances from the Federal Home Loan Bank of Indianapolis.

     Loans receivable, net, were $25.7 million at June 30, 2000, compared to $24.1 million at December 31, 1999, a 6.9% increase.

     Other debt securities available for sale (U.S. government agency obligations) were $1.1 million at December 31, 1999 and June 30, 2000.

     Cash and interest bearing deposits with banks decreased from $2.5 million at December 31, 1999 to $2.0 million at June 30, 2000 as a result of increased loan originations and the purchase of treasury stock.

     Total deposits increased from $20.5 million at December 31, 1999 to $21.5 million at June 30, 2000 primarily as a result of the growth in demand and time deposit accounts.

     Total stockholders' equity decreased from $5.8 million at December 31, 1999 to $5.6 million at June 30, 2000. Total stockholders' equity increased as a result of retained net income of $30,000 and decreased due to purchases of treasury stock of $233,000.

                                PART I - ITEM 2

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                      PCB HOLDING COMPANY AND SUBSIDIARY

Results of Operations

     Net income. Net income was $69,000 for the six months ended June 30, 2000, compared to $68,000 for the six months ended June 30, 1999. The increase in net income for 2000 compared to 1999 resulted primarily from an increase in net interest income, offset by an increase in non-interest expense.

     Net interest income for the six month periods ended June 30, 2000 and 1999. Net interest income increased 9.7% from $421,000 in 1999 to $462,000 for 2000 as a result of an increase in total interest income offset by an increase in interest expense. The average yield on interest-earning assets increased from 7.10% for 1999 to 7.40% for 2000. The average balance of total interest-earning assets was $25.5 million for 1999 compared to $28.6 million for 2000. The average cost of interest-bearing liabilities increased from 4.95% for 1999 to 5.14% for 2000 while the average balance of interest-bearing liabilities was $19.6 million for 1999 compared to $23.2 million for 2000. The increase in the cost of funds resulted primarily from the use of Federal Home Loan Bank advances to fund loan growth beginning in the third quarter of 1999. The average cost of borrowings was 6.56% for the six months ended June 30, 2000. The average cost of deposits was 4.97% for the six months ended June 30, 2000 compared to 4.95% for the same period in 1999. The interest rate spread for 1999 was 2.15% compared to 2.26% for 2000. The increase in average interest-earning assets and average interest-bearing liabilities for 2000 compared to 1999 relates primarily to the growth in the loan portfolio and deposits, respectively.

     Net interest income for the three month periods ended June 30, 2000 and 1999. Net interest income increased from $222,000 for 1999 to $239,000 for 2000 as a result of an increase in total interest income of $94,000 offset by an increase in total interest expense of $77,000 due to growth in loans funded by growth in deposits and Federal Home Loan Bank advances.

     Provision for loan losses. The provision for loan losses was $4,000 for the six month period ended June 30, 2000 and $3,000 for the six month period ended June 30, 1999. Provision for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered adequate by management to provide for probably known and inherent loan losses based on management's evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. In determining the adequacy of the allowance for loan losses, the Company reviews all loans quarterly, and loans are assigned a risk weighting based on asset classification. The allowance for loan losses was $56,000 at June 30, 2000 and $54,000 at December 31, 1999. Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses. At June 30, 2000, non-performing loans totaled $337,000. Included in non-performing loans are loans over 90 days past due secured by one-to-four family residential real estate in the amount of $319,000. These loans are accruing interest as the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery.

     Non-interest income. Non-interest income was $20,000 for the six months ended June 30, 2000 and $12,000 for the same period in 1999. Non-interest income was $11,000 for the second quarter of 2000 compared to $7,000 for the second quarter of 1999. The increase is primarily the result of an increase in service charges on deposit accounts due to increased activity and growth in these accounts.

                                PART I - ITEM 2
                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                      PCB HOLDING COMPANY AND SUBSIDIARY

     Non-interest expenses. Non-interest expenses totaled $365,000 for the six months ended June 30, 2000 compared to $316,000 for the same period in 1999.
The increase for 2000 compared to 1999 resulted primarily from increases in compensation and benefits of $35,000 and an increase in other operating expenses of $17,000. Compensation and benefits have increased due to normal pay raises and the adoption in July 1999 of a restricted stock compensation plan. Other operating expenses increased primarily as a result of increased data processing fees related to additional loan and deposit accounts, advertising expenses, supervisory expenses and other expenses of operating as a public company.

     Income tax expense. Income tax expense for the six month period ended June 30, 2000 was $44,000, compared to $46,000 for the same period in 1999. The effective tax rate for 2000 is 38.9% compared to 40.5% for 1999 due to the effect of the graduated federal tax rates.

Liquidity and Capital Resources

     The Bank's primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At June 30, 2000, the Bank had cash and interest-bearing deposits with banks of $2.0 million and securities available-for-sale with a fair value of $1.1 million. At June 30, 2000, the Bank also had an available, but undrawn, credit line of $1.9 million from the FHLB-Indianapolis.

     The Bank's primary investing activity is the origination of one-to-four family mortgage loans and, to a lesser extent, consumer, multi-family, commercial real estate and residential construction loans. The Bank also invests in U.S. Government and agency securities, corporate notes and, to a lesser extent, mortgage-backed securities.

     During the six months ended June 30, 2000, the Company used excess capital to repurchase common stock, acquiring 21,535 shares for a total of $233,000.

     The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. At June 30, 2000, the Bank had total commitments to extend credit of $520,000. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

     Current OTS regulations require savings institutions to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4.0% of the average daily balance of its net withdrawable deposits and short-term borrowings. Historically, the Bank has maintained liquidity levels in excess of regulatory requirements.

     The Bank is required to maintain specific amounts of capital pursuant to OTS requirements. As of June 30, 2000, the Bank was in compliance with all regulatory capital requirements which were effective as of such date with tangible, core and risk-based capital ratios of 14.4%, 14.4% and 25.6%, respectively.

                                PART I - ITEM 2
                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                      PCB HOLDING COMPANY AND SUBSIDIARY


Year 2000 Update

     At December 31, 1999, the Company's internal systems and the systems of its third-party data processor were Year 2000 compliant. The Company has experienced no errors or difficulties processing financial and operational information related to the Year 2000 issue.

                                    PART II
                               OTHER INFORMATION
                      PCB HOLDING COMPANY AND SUBSIDIARY

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

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of the Company was held on April 24, 2000. There were 408,020 shares entitled to vote at the time of the annual meeting. Holders of 321,708 shares were represented at the meeting. The results of the vote on the matters presented at the meeting is as follows:

           1.  The following individuals were elected as directors:

                                          Vote        Vote       Term to
                      Name                For       Withheld     Expire
                      ----                ---       ---------    ------

                 James L. Wittmer       301,563       20,145      2003

                 Howard L. Traphagen    301,563       20,145      2003

               Broker non-votes totaled 0.

               The terms of directors Carl D. Smith, James G. Tyler, Daniel P. Lutgring and Marion L. Ress continued after the annual meeting.

           2. The appointment of Monroe Shine & Co., Inc. as auditors for the Corporation for the fiscal year ending December 31, 2000 was ratified by stockholders by the following vote:

               For 321,508; Against 200; Abstain 0

               Broker non-votes totaled 0.

Item 5.  Other Information

         Not applicable.

                                    PART II
                               OTHER INFORMATION
                      PCB HOLDING COMPANY AND SUBSIDIARY


Item 6.  Exhibits and Reports on Form 8-K

         Exhibits
         --------

         27 Financial Data Schedule

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                     PCB HOLDING COMPANY
                                     (Registrant)



 Dated  August 10, 2000              BY:   /s/ Carl D. Smith
 -------------------------------        ---------------------------------
                                               Carl D. Smith
                                               President and CEO


 Dated  August 10, 2000              BY:   /s/ Clarke A. Blackford
 -------------------------------        ---------------------------------
                                               Clarke A. Blackford
                                               Vice President