Form 10QSB
period 2000-09-30
PCB HOLDING CO
filed 2000-11-09
CIK 1057818

                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-QSB

                                   (Mark One)
                                   ----------
    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 2000
                                              ------------------

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from_____________to______________

                          Commission File No. 0-24135

                              PCB Holding Company
                              -------------------
             (Exact name of registrant as specified in its charter)

                     Indiana                                35-2040715
           -----------------------------------------------------------------
          (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)               Identification Number)

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


     APPLICABLE ONLY TO CORPORATE ISSUERS; Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 384,210 shares of common stock were outstanding as of October 31, 2000.

                              PCB HOLDING COMPANY


                                     INDEX

Part I      Financial Information                                          Page
                                                                           ----
            Item 1.  Consolidated Financial Statements

             Consolidated Balance Sheets as of September 30, 2000
              and December 31, 1999 (unaudited)                               3

             Consolidated Statements of Income for the three months
              and nine months ended September 30, 2000 and 1999
              (unaudited)                                                     4

             Consolidated Statements of Cash Flows for the nine months
              ended September 30, 2000 and 1999 (unaudited)                   5

             Notes to consolidated financial statements (unaudited)         6-8

            Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           9-12

Part II.    Other Information                                                13



Signatures                                                                   14

                        PART I - FINANCIAL INFORMATION
                      PCB HOLDING COMPANY AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                          September 30,     December 31,
                                                          -------------     ------------
                                                              2000              1999
                                                              ----              ----
                                                                  (In thousands)
ASSETS

Cash and due from banks                                      $      89        $      230
Interest bearing deposits with banks                             1,654             2,309
Securities available for sale, at fair value                     1,125             1,113

Loans receivable, net                                           25,711            24,054

Federal Home Loan Bank stock, at cost                              207               196
Premises and equipment                                             416               228
Other assets                                                       271               244
                                                             ---------------------------
    Total Assets                                             $  29,473        $   28,374
                                                             ===========================

LIABILITIES

Deposits                                                     $  21,239        $   20,464
Federal Home Loan Bank advances                                  2,500             2,000
Accrued expenses and other liabilities                              68                76
                                                             ---------------------------

    Total Liabilities                                           23,807            22,540
                                                             ---------------------------
STOCKHOLDERS' EQUITY
Preferred stock of $.01 per share
 Authorized 1,000,000 shares; none issued                            -                 -
Common stock of $.01 per share
 Authorized 4,000,000 shares; issued
  412,620 shares                                                     4                 4
Additional paid-in capital                                       3,814             3,814
Retained earnings-substantially restricted                       2,320             2,260
Accumulated other comprehensive income -
 net unrealized loss on securities available for sale              (44)              (51)
Unearned stock compensation                                       (120)             (144)
Less treasury stock, at cost - 28,410 shares
 (4,600 shares at December 31, 1999)                              (308)              (49)
                                                             ---------------------------
    Total Stockholders' Equity                                   5,666             5,834
                                                             ---------------------------

    Total Liabilities and Stockholders' Equity               $  29,473        $   28,374
                                                             ===========================

See accompanying notes to consolidated financial statements.

                      PCB HOLDING COMPANY AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                               Three Months Ended   Nine Months Ended
                                                                  September 30,       September 30,
                                                                  -------------       -------------
                                                                 2000       1999     2000       1999
                                                                 ----       ----     ----       ----
                                                                (In thousands, except per share data)
INTEREST INCOME
 Loans                                                         $  504     $  424     $ 1,464   $ 1,235
 Securities                                                        18         19          55        54
 Federal Home Loan Bank dividends                                   4          4          12        12
 Interest bearing deposits with banks                              25         23          79        75
                                                               -----------------     -----------------
    Total interest income                                         551        470       1,610     1,376

INTEREST EXPENSE
 Deposits                                                         275        242         793       727
 Federal Home Loan Bank advances                                   43         13         122        13
                                                               -----------------     -----------------
    Total interest expense                                        318        255         915       740

    Net interest income                                           233        215         695       636
 Provision for loan losses                                          3          2           7         5
                                                               -----------------     -----------------
    Net interest income after provision for loan losses           230        213         688       631

NON-INTEREST INCOME
 Service charges on deposit accounts                                6          4          18        10
 Other income                                                       4          3          12         9
                                                               -----------------     -----------------
    Total non-interest income                                      10          7          30        19
                                                               -----------------     -----------------

NON-INTEREST EXPENSE
 Compensation and benefits                                        116         93         326       268
 Occupancy and equipment                                           12          9          32        28
 Deposit insurance premiums                                         1          3           3         9
 Loss on sale of investments                                        -         25           -        25
 Other operating expenses                                          63         57         196       173
                                                               -----------------     -----------------
    Total non-interest expense                                    192        187         557       503
                                                               -----------------     -----------------

    Income before income taxes                                     48         33         161       147

 Income tax expense                                                18          9          62        55
                                                               -----------------     -----------------
    Net Income                                                     30         24          99        92

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
 Unrealized gain (loss) on securities:
    Unrealized holding gain (loss) arising during the period       10        (10)          7       (27)
    Less: reclassification adjustment                               -         15           -        15
                                                               -----------------     -----------------
     Other comprehensive income (loss)                             10          5           7       (12)
                                                               -----------------     -----------------

     Comprehensive Income                                      $   40     $   29     $   106   $    80
                                                               =================     =================
 Net income per common share, basic                            $ 0.08     $ 0.06     $  0.26   $  0.23
                                                               =================     =================
 Net income per common share, diluted                          $ 0.08     $ 0.06     $  0.26   $  0.23
                                                               =================     =================

See accompanying notes to consolidated financial statements.

                      PCB HOLDING COMPANY AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                        -------------
                                                                                   2000               1999
                                                                                   ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES

 Net income                                                                         $    99        $       92
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Amortization of premiums and accretion of
       discounts on securities, net                                                      (1)               (2)
    Provision for loan losses                                                             7                 5
    Depreciation expense                                                                 14                12
    Stock compensation expense                                                           24                 7
    Loss on sale of securities available for sale                                         -                25
    Net change in other assets/liabilities                                              (39)                2
                                                                                   --------------------------
     Net Cash Provided By Operating Activities                                          104               141
                                                                                   --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net decrease in interest bearing deposits with banks                                655               243
    Proceeds from sales of securities available for sale                                  -               225
    Proceeds from maturity of securities available for sale                               -               350
    Purchase of securities available for sale                                             -              (250)
    Net increase in loans receivable                                                 (1,664)           (2,891)
    Purchase of Federal Home Loan Bank stock                                            (11)                -
    Purchase of premises and equipment                                                 (202)              (23)
                                                                                   --------------------------
     Net Cash Used In Investing Activities                                           (1,222)           (2,346)
                                                                                   --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposit accounts                                                    775               348
    Net increase in advances from Federal Home Loan Bank                                500             2,000
    Purchase of treasury stock                                                         (259)                -
    Cash dividends paid                                                                 (39)              (32)
                                                                                   --------------------------
     Net Cash Provided By Financing Activities                                          977             2,316
                                                                                   --------------------------

Net Decrease in Cash and Due From Banks                                                (141)              111

Cash and due from banks at beginning of period                                          230                43
                                                                                   --------------------------

Cash and Due From Banks at End of Period                                            $    89        $      154
                                                                                   --------------------------

See accompanying notes to consolidated financial statements.

                       PCB HOLDING COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Presentation of Interim Information

     PCB Holding Company (the "Company") is the holding company for Peoples Community Bank) (the "Bank"), a federally chartered stock savings bank located in Tell City, Indiana.

     In the opinion of the management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2000, and the results of operations for the three months and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999. Interim results are not necessarily indicative of results that may be expected for a full year.

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

2.   Supplemental Disclosures of Cash Flow Information


                                                 Nine Months Ended
                                                 -----------------
                                                    September 30,
                                                    -------------
                                                 2000         1999
                                                 ----         ----
                                                  (In thousands)

       Cash payments for:
         Interest                               $ 917        $ 742
         Taxes                                     94           78

                       PCB HOLDING COMPANY AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


3.   Comprehensive Income

     Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income for the Company includes net income and other comprehensive income representing the net unrealized gains and losses on securities available for sale. The following tables set forth the components of other comprehensive income (loss) and the allocated tax amounts for the three and nine months ended September 30, 2000 and 1999:


                                                                         Three Months Ended
                                                                         ------------------
                                                                            September 30,
                                                                            -------------
                                                                        2000             1999
                                                                        ----             ----
                                                                          (In thousands)
       Unrealized gains (losses) on securities:
         Unrealized holding gains (losses) arising during the period    $  16           $ (17)
         Income tax benefit (expense)                                      (6)              7
                                                                        ---------------------
             Net of tax amount                                             10             (10)
                                                                        ---------------------
         Less: reclassification adjustment for (gains)
             losses included in net income                                  -              25
             Income tax expense (benefit)                                   -             (10)
                                                                        ---------------------
                                                                            -              15
                                                                        ---------------------

             Other comprehensive income                                 $  10           $   5
                                                                        =====================

                                                                          Nine Months Ended
                                                                          -----------------
                                                                             September 30,
                                                                             -------------
                                                                         2000            1999
                                                                        -----           -----
                                                                            (In thousands)
       Unrealized gains (losses) on securities:
         Unrealized holding gains (losses) arising during the period    $  12           $ (46)
         Income tax benefit (expense)                                      (5)             19
                                                                        ---------------------
             Net of tax amount                                              7             (27)
                                                                        ---------------------
         Less: reclassification adjustment for (gains)
             losses included in net income                                  -              25
             Income tax expense (benefit)                                   -             (10)
                                                                        ---------------------
                                                                            -              15
                                                                        ---------------------

             Other comprehensive income (loss)                          $   7           $ (12)
                                                                        =====================

                      PCB HOLDING COMPANY AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

4.     Net Income Per Common Share

                                                                 Three Months Ended            Nine Months Ended
                                                                     September 30,                September 30,
                                                                  2000         1999            2000          1999
                                                                  ----         ----            ----          ----
                                                                        (In thousands, except per share data)
Basic:
 Net income                                                   $        30   $        24     $        99   $         92
                                                            =============================================================
 Shares:
  Weighted average common shares outstanding                      371,814       396,750         380,164        396,750
                                                            =============================================================

  Net income per common share, basic                          $      0.08   $      0.06     $      0.26   $       0.23
                                                            =============================================================

Diluted:
 Net income                                                   $        30   $        24     $        99   $         92
                                                            =============================================================
 Shares:
  Weighted average common shares outstanding                      371,814       396,750         380,164        396,750
  Add: Dilutive effect of outstanding options                       3,319             -           2,329              -
  Add: Dilutive effect of restricted share awards                     592           575             613            194
                                                            -------------------------------------------------------------
  Weighted average common shares
    outstanding, as adjusted                                      375,725       397,325         383,106        396,944
                                                            =============================================================

Net income per common share, diluted                          $      0.08   $      0.06     $      0.26   $       0.23
                                                            =============================================================

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

Financial Condition

     Total assets increased 3.9% from $28.4 million at December 31, 1999 to $29.5 million at September 30, 2000, primarily as a result of an increase in loans receivable, net, which was funded primarily by growth in deposits and advances from the Federal Home Loan Bank of Indianapolis.

     Loans receivable, net, were $25.7 million at September 30, 2000, compared to $24.1 million at December 31, 1999, a 6.9% increase.

     Other debt securities available for sale (U.S. government agency obligations) were $1.1 million at December 31, 1999 and September 30, 2000.

     Cash and interest bearing deposits with banks decreased from $2.5 million at December 31, 1999 to $1.7 million at September 30, 2000 as a result of increased loan originations and the purchase of treasury stock.

     Total deposits increased from $20.5 million at December 31, 1999 to $21.2 million at September 30, 2000 primarily as a result of the growth in demand and time deposit accounts.

     Total stockholders' equity decreased from $5.8 million at December 31, 1999 to $5.7 million at September 30, 2000. Total stockholders' equity increased as a result of retained net income of $99,000 and decreased due to purchases of treasury stock of $259,000.

                                PART I-ITEM 2
                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                       PCB HOLDING COMPANY AND SUBSIDIARY

Results of Operations

     Net income. Net income was $99,000 for the nine months ended September 30, 2000, compared to $92,000 for the nine months ended September 30, 1999. The increase in net income for 2000 compared to 1999 resulted primarily from an increase in net interest income, offset by an increase in non-interest expense.

     Net interest income for the nine month periods ended September 30, 2000 and 1999. Net interest income increased 9.3% from $636,000 in 1999 to $695,000 for 2000 as a result of an increase in total interest income offset by an increase in interest expense. The average yield on interest-earning assets increased from 7.09% for 1999 to 7.45% for 2000. The average balance of total interest-earning assets was $25.9 million for 1999 compared to $28.8 million for 2000. The average cost of interest-bearing liabilities increased from 4.95% for 1999 to 5.20% for 2000 while the average balance of interest-bearing liabilities was $19.9 million for 1999 compared to $23.5 million for 2000. The increase in the cost of funds resulted primarily from the use of Federal Home Loan Bank advances to fund loan growth beginning in the third quarter of 1999. The average cost of borrowings was 6.68% for the nine months ended September 30, 2000. The average cost of deposits was 5.02% for the nine months ended September 30, 2000 compared to 4.95% for the same period in 1999. The interest rate spread for 1999 was 2.14% compared to 2.25% for 2000. The increase in average interest-earning assets and average interest-bearing liabilities for 2000 compared to 1999 relates primarily to the growth in the loan portfolio and deposits, respectively.

     Net interest income for the three month periods ended September 30, 2000 and 1999. Net interest income increased from $215,000 for 1999 to $233,000 for 2000 as a result of an increase in total interest income of $81,000 offset by an increase in total interest expense of $63,000 due to growth in loans funded by growth in deposits and Federal Home Loan Bank advances.

     Provision for loan losses. The provision for loan losses was $7,000 for the nine month period ended September 30, 2000 and $5,000 for the nine month period ended September 30, 1999. Provision for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered adequate by management to provide for probable known and inherent loan losses based on management's evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions.
In determining the adequacy of the allowance for loan losses, the Company reviews all loans quarterly, and loans are assigned a risk weighting based on asset classification. The allowance for loan losses was $55,000 at September 30, 2000 and $54,000 at December 31, 1999. Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses. At September 30, 2000, non-performing loans totaled $217,000. Included in non-performing loans are loans over 90 days past due secured by one-to-four family residential real estate in the amount of $173,000. These loans are accruing interest as the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery.

     Non-interest income. Non-interest income was $30,000 for the nine months ended September 30, 2000 and $19,000 for the same period in 1999. Non-interest income was $10,000 for the third quarter of 2000 compared to $7,000 for the third quarter of 1999. The increase is primarily the result of an increase in service charges on deposit accounts due to increased activity and growth in these accounts.

                                PART I - ITEM 2
                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                       PCB HOLDING COMPANY AND SUBSIDIARY

     Non-interest expenses. Non-interest expenses totaled $557,000 for the nine months ended September 30, 2000 compared to $503,000 for the same period in 1999. The increase for 2000 compared to 1999 resulted primarily from increases in compensation and benefits of $58,000 and an increase in other operating expenses of $23,000. Compensation and benefits have increased due to normal pay raises and the adoption in July 1999 of a restricted stock compensation plan. Other operating expenses increased primarily as a result of increased data processing fees related to additional loan and deposit accounts, advertising expenses, supervisory expenses and other expenses of operating as a public company.

     Income tax expense. Income tax expense for the nine month period ended September 30, 2000 was $62,000, compared to $55,000 for the same period in 1999. The effective tax rate for 2000 is 38.5% compared to 37.4% for 1999 due to the effect of the graduated federal tax rates.

Liquidity and Capital Resources

     The Bank's primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At September 30, 2000, the Bank had cash and interest-bearing deposits with banks of $1.7 million and securities available-for-sale with a fair value of $1.1 million. At September 30, 2000, the Bank also had an available, but undrawn, credit line of $1.5 million from the FHLB-Indianapolis.

     The Bank's primary investing activity is the origination of one-to-four family mortgage loans and, to a lesser extent, consumer, multi-family, commercial real estate and residential construction loans. The Bank also invests in U.S. Government and agency securities, corporate notes and, to a lesser extent, mortgage-backed securities.

     During the nine months ended September 30, 2000, the Company used excess capital to repurchase common stock, acquiring 23,810 shares for a total of $259,000.

     The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. At September 30, 2000, the Bank had total commitments to extend credit of $615,000. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

     Current OTS regulations require savings institutions to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4.0% of the average daily balance of its net withdrawable deposits and short-term borrowings. Historically, the Bank has maintained liquidity levels in excess of regulatory requirements.

     The Bank is required to maintain specific amounts of capital pursuant to OTS requirements. As of September 30, 2000, the Bank was in compliance with all regulatory capital requirements which were effective as of such date with tangible, core and risk-based capital ratios of 14.6%, 14.6% and 23.0%, respectively.

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


                                        PCB HOLDING COMPANY
                                        (Registrant)



 Dated  November 6, 2000                BY:   /s/ Carl D. Smith
 --------------------------------          ----------------------------
                                           Carl D. Smith
                                           President and CEO


 Dated  November 6, 2000                BY:   /s/ Clarke A. Blackford
 --------------------------------          ----------------------------
                                           Clarke A. Blackford
                                           Vice President