Form 10KSB40
period 2000-12-31
PCB HOLDING CO
filed 2001-03-26
CIK 1057818

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended December 31, 2000

                       Commission File Number:  0-24135

                              PCB HOLDING COMPANY
--------------------------------------------------------------------------------
         (Name of small business issuer as specified in its charter.)

               Indiana                                    35-2040715
---------------------------------------        ---------------------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                       Identification No.)

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

Yes [X]    No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $2.2 million.

The aggregate market value of the voting common equity held by non-affiliates of the issuer was $3.9 million. This figure is based on the closing price on the OTC Bulletin Board for a share of the issuer's common stock on March 1, 2001, which was $11.25. For purposes of this calculation, the Registrant is assuming that directors and executive officers are affiliates.

The Registrant had 382,910 shares of common stock outstanding as of March 1, 2001.

Portions of the Annual Report to Shareholders for the year ended December 31, 2000 are incorporated by reference into Part II of this Form 10-KSB. Also, portions of the proxy statement for the annual meeting of shareholders to be held on April 23, 2001 are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format.    Yes [ ]    No [X]

                                     INDEX


PART I

                                                                             Page No.
     Item 1.   Description of Business.......................................   3

     Item 2.   Description of Property.......................................  24

     Item 3.   Legal Proceedings.............................................  24

     Item 4.   Submission of Matters to a Vote of Security Holders...........  24

PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters......  25

     Item 6.   Management's Discussion and Analysis or Plan of Operation.....  25

     Item 7.   Financial Statements..........................................  25

     Item 8.   Changes In and Disagreements With Accountants on
               Accounting and Financial Disclosure...........................  25

PART III

     Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act.............  25

     Item 10.  Executive Compensation........................................  26

     Item 11.  Security Ownership of Certain Beneficial Owners
               and Management................................................  26

     Item 12.  Certain Relationships and Related Transactions................  26

     Item 13.  Exhibits and Reports on Form 8-K..............................  26

SIGNATURES

Item 1.  Description of Business.
---------------------------------

                            BUSINESS OF THE COMPANY

General

     PCB Holding Company (the "Company") serves as the holding company for Peoples Community Bank (the "Bank"). The Company's sole business activity is to direct the operations of the Bank.

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

Lending Activities

     General. At December 31, 2000, the Bank's net loans receivable totaled $26.5 million, or 87.3% of total assets. The Bank has concentrated its lending activities on one- to four-family mortgage loans, with such loans amounting to 77.9% of loans at December 31, 2000. The Bank also offers multi-family, commercial real estate, land and residential construction loans, as well as selected consumer loans. All of the Bank's mortgage loan portfolio is secured by real estate located in Indiana. The Bank's consumer loans include loans secured by savings accounts, automobile loans and secured and unsecured consumer loans.

     Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio at the dates indicated. The Bank had no concentration of loans exceeding 10% of total loans receivable other than as disclosed below.

                                                                       At December 31,
                                                 --------------------------------------------------------
                                                         2000               1999              1998
                                                 ------------------  -----------------  -----------------
                                                   Amount   Percent   Amount   Percent   Amount   Percent
                                                 --------   -------  -------   -------  -------   -------
                                                                  (Dollars in thousands)
Mortgage loans:
 One- to four-family.........................      $21,168     77.9%  $20,219     81.8%  $17,892     83.1%
 Multi-family................................          484      1.8       507      2.1       362      1.7
 Commercial real estate......................        1,170      4.3       598      2.4       901      4.2
 Land........................................          828      3.0       510      2.1       654      3.0
 Residential construction....................        1,550      5.7     1,210      4.9       980      4.6
                                                   -------    -----   -------    -----   -------    -----
  Total mortgage loans.......................       25,200     92.7    23,044     93.3    20,789     96.6

Commercial business..........................           45      0.2         -      0.0         -      0.0

Consumer Loans:
 Loans secured by savings accounts...........          152      0.6       263      1.0       274      1.3
 Other.......................................        1,773      6.5     1,399      5.7       454      2.1
                                                   -------    -----   -------    -----   -------    -----
  Total consumer loans.......................        1,925      7.1     1,662      6.7       728      3.4
                                                   -------    -----   -------    -----   -------    -----
   Total loans...............................       27,170    100.0%   24,706    100.0%   21,517    100.0%
                                                   -------    =====   -------    =====   -------    =====

Less:
 Undisbursed portion of loans in process.....          590                535                472
 Deferred loan origination fees, net.........           61                 63                 64
 Allowance for loan losses...................           60                 54                 51
                                                   -------            -------            -------

  Total loans receivable, net................      $26,459            $24,054            $20,930
                                                   =======            =======            =======

     The following table sets forth certain information at December 31, 2000 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loans losses.

                                                      After     After
                                                     One Year  5 Years
                                            Within   Through   Through     After
                                           One Year  5 Years   10 Years   10 Years  Total
                                           --------  --------  --------   --------  ------
                                                           (In thousands)
Mortgage loans:
  One- to four-family...................     $1,935    $3,367    $4,091   $11,775  $21,168
  Multi-family..........................         21       112        96       255      484
  Commercial real estate................        139       554       147       330    1,170
  Land..................................        260       169       161       238      828
  Residential construction..............      1,550         -         -         -    1,550
Commercial business.....................         45         -         -         -       45
Consumer Loans:
  Loans secured by savings accounts.....        152         -         -         -      152
  Other.................................        467       915       242       149    1,773
                                             ------    ------    ------   -------  -------
     Total gross loans..................     $4,569    $5,117    $4,737   $12,747  $27,170
                                             ======    ======    ======   =======  =======

     The following table sets forth the dollar amount of all loans due after December 31, 2001, which have fixed interest rates and have floating or adjustable interest rates.

                                                     Floating or
                                            Fixed     Adjustable
                                            Rates        Rates
                                          -------    -----------
                                              (In thousands)
Mortgage loans:
   One- to four-family..................    $ 8,919      $10,314
   Multi-family.........................        221          242
   Commercial real estate...............        602          429
   Land.................................        166          402
   Residential construction.............          -            -
Commercial business.....................          -            -
Consumer loans:
   Loans secured by savings accounts....          -            -
   Other................................      1,306            -
                                            -------      -------
     Total gross loans..................    $11,214      $11,387
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

     The Bank offers fixed-rate, one- to four-family mortgage loans with maturities of up to 30 years. These loans are fully amortizing with monthly payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Generally, they are underwritten and documented in accordance with guidelines established by Freddie Mac. The Bank's fixed-rate loans customarily include "due on sale" clauses, which give the Bank the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not paid.

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

     Multi-family and Commercial Real Estate Loans. The Bank occasionally originates mortgage loans for the acquisition and refinancing of multi-family and commercial real estate properties. The majority of the Bank's commercial real estate loans are secured by churches, motels and a country club, all of which are located in Indiana. At December 31, 2000, the Bank's largest multi-family or commercial real estate loan was $495,000 and is secured by a hotel.

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

     The Bank's construction loans to builders generally have fixed interest rates and are for a term of one year. Such loans to builders are typically made with a maximum loan to value ratio of 85%. These loans are usually made on a
speculative (unsold) basis.   The maximum amount that any one builder may borrow
from the Bank is $500,000,
which is the Bank's internal loan-to-one-borrower limit. At December 31, 2000, the largest amount of construction loans outstanding to one builder was $234,000, all of which was for speculative construction. Construction loans to individuals are made on the same terms as the Bank's one- to four-family mortgage loans, but provide for the payment of interest only during the construction phase, which is usually six months. At the end of the construction phase, the loan converts to a permanent mortgage loan.

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

     Land Loans. The Bank occasionally originates loans secured by unimproved land. Most of these loans have a term of ten years or less and may have fixed or adjustable interest rates. The largest land loan at December 31, 2000 was $94,000.

     Commercial Business Loans. The Bank occasionally originates commercial business loans to local businesses. The Bank generally requires that the business or its owners provide real estate as collateral.

     Savings Account Loans. The Bank offers loans secured by savings deposits. Generally, such loans are made at an interest rate that is 2% above the account rate for an amount up to 100% of the amount on deposit at the Bank less six month's interest.

     Other Consumer Loans. The Bank offers automobile loans and other secured and unsecured consumer loans. The Bank also offers home equity second mortgage loans. Generally, the Bank makes home equity loans only where it holds the first mortgage, unless the combined loan to value ratio is less than 50%. At December 31, 2000, the Bank had $652,000 of home equity consumer loans included in its loan portfolio.

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

     Loans to One Borrower. The maximum amount that the Bank may lend to one borrower is limited by federal regulations. At December 31, 2000, the Bank's regulatory limit on loans to one borrower was $662,000. At such date, the Bank's largest amount of loans to one borrower (including the borrower's related interests) was $686,000 and consisted of ten single family mortgage loans (nine of which were secured by non-owner-occupied properties) and one commercial real estate loan. The Bank has received regulatory approval for exceeding its limit on loans to one borrower with respect to this borrower.

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

     Loan Commitments. The Bank issues commitments for mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 90 days from approval. At December 31, 2000, the Bank had loan commitments totaling $481,000 (not including undisbursed portions of loans in process of $590,000).

     Loan Fees. In addition to interest earned on loans, the Bank receives income from fees in connection with loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

     The Bank charges loan origination fees for fixed-rate loans which are calculated as a percentage of the amount borrowed. In accordance with applicable accounting procedures, loan origination fees and discount points in excess of loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. At December 31, 2000, the Bank had $61,000 of deferred loan fees. The Bank recognized $13,000 and $17,000 of deferred loan fees during the years ended December 31, 2000 and 1999, respectively, in connection with loan refinancings, payoffs, sales and ongoing amortization of outstanding loans.

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

                                                                 At December 31,
                                                            -----------------------
                                                              2000    1999    1998
                                                            -------  ------  ------
                                                             (Dollars in thousands)

Loans accounted for on a nonaccrual basis................    $  58   $  --   $  --
Accruing loans which are contractually
 past due 90 days or more:
  Mortgage loans.........................................      120     104      29
  Consumer loans.........................................       14      --      --
    Total................................................      134      --      29
                                                             -----   -----   -----
Foreclosed real estate, net..............................       --      --      --
                                                             -----   -----   -----
  Total nonperforming assets.............................    $ 192   $ 104   $  29
                                                             =====   =====   =====
Total loans delinquent 90 days or more to net loans......     0.73%   0.43%   0.14%
Total loans delinquent 90 days or more to total assets...     0.63%   0.37%   0.11%
Total nonperforming assets to total assets...............     0.63%   0.37%   0.11%


     Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at fair market value at the date of foreclosure. Subsequent to foreclosure, real estate owned is carried at the lower of the foreclosed amount or fair value, less estimated selling costs. At December 31, 2000, the Bank had no real estate owned.

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

     The following table sets forth the number and amount of classified loans at December 31, 2000.

                                     Loss                Doubtful            Substandard             Special Mention
                           ----------------------  ---------------------  --------------------   --------------------
                              Number    Principal    Number    Principal   Number    Principal    Number    Principal
                             of Loans    Amount     of Loans    Amount    of Loans    Amount     of Loans    Amount
                           ----------   ---------  ---------   ---------  --------   ---------   --------   ---------
                                                              (Dollars in thousands)
Mortgage loans:
 One- to four-family              -          -          -          -          3       $180           14       $402
 Multi-family                     -          -          -          -          -          -            -          -
 Commercial real estate           -          -          -          -          -          -            -          -
 Land                             -          -          -          -          -          -            -          -
 Residential construction         -          -          -          -          -          -            -          -
Consumer loans                    -          -          -          -          4         35            2          5


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

     The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                 Years Ended December 31,
                                               ---------------------------
                                                 2000       1999     1998
                                               -------     ------   ------
                                                      (In thousands)
Allowance at beginning of period...........    $   54     $   51   $    51
Provision for loan losses..................        12          6        --
Recoveries.................................         2         --        --

Charge-offs:
 Mortgage loans............................        --          3        --
 Consumer loans............................         8         --        --
                                               ------     ------   -------
   Total charge-offs.......................         8          3        --
                                               ------     ------   -------
   Net charge-offs.........................         6          3        --
                                               ------     ------   -------
   Balance at end of period................    $   60     $   54   $    51
                                               ======     ======   =======

Allowance for loan losses as a
 percentage of total loans outstanding
 at the end of the period..................      0.22%      0.22%     0.24%

Net charge-offs (recoveries) as a
 percentage of average loans outstanding
 during the period.........................      0.02%      0.01%     0.00%

Allowance for loan losses as a
 percentage of nonperforming loans
 at end of period..........................     31.25%     51.92%   175.86%

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

                                                                    At December 31,
                                          -----------------------------------------------------------------
                                                   2000                  1999                 1998
                                          ---------------------   -------------------  --------------------
                                                      Percent               Percent               Percent
                                                     of Loans              of Loans              of Loans
                                                    in Category           in Category           in Category
                                                     to Total              to Total              to Total
                                            Amount    Loans       Amount    Loans       Amount    Loans
                                          --------  -----------  -------  -----------  -------  -----------
                                                                 (Dollars in thousands)
Mortgage loans:
 One- to four-family.................        $33       77.9%       $31       81.8%       $33       83.1%
 Multi-family........................          1        1.8          1        2.0          1        1.7
 Commercial real estate..............          4        4.3          3        2.4          5        4.2
 Land................................          4        3.0          4        2.1          6        3.0
 Residential construction............          2        5.7          2        4.9          1        4.6
Commercial business..................         --        0.2         --         --         --         --
Consumer loans:
 Loans secured by savings accounts...         --        0.6         --        1.1         --        1.3
 Other consumer loans................         16        6.5         13        5.7          5        2.1
Unallocated..........................          -        N/A         --        N/A         --        N/A
                                             ---      -----        ---      -----        ---      -----
  Total allowances for loan losses...        $60      100.0%       $54      100.0%       $51      100.0%
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

                                                         At December 31,
                                         ----------------------------------------------
                                                    2000                   1999
                                         -----------------------  ---------------------
                                           Amortized              Amortized
                                             Cost     Fair Value    Cost     Fair Value
                                         -----------  ----------  ---------  ----------
                                                     (Dollars in thousands)
Available for sale:
Investment securities:
 U.S. Government agency obligations....    $1,199      $1,164     $1,198      $1,113

     The following table sets forth certain information regarding the amortized cost, weighted average yields and maturities or periods to repricing of the Company's debt securities at December 31, 2000, all of which are available for sale.

                                                                  At December  31, 2000
                           ---------------------------------------------------------------------------------------------------------
                                                      One to            After Five to             After
                            Less than One Year      Five Years            Ten Years             Ten Years               Total
                           -------------------  -------------------   -------------------   -------------------  -------------------
                                      Weighted             Weighted              Weighted              Weighted             Weighted
                           Amortized  Average   Amortized  Average    Amortized   Average   Amortized   Average  Amortized   Average
                             Cost      Yield      Cost      Yield       Cost       Yield      Cost       Yield     Cost       Yield
                           ---------  --------  ---------  -------   ----------  --------   --------  --------   ---------  --------
                                                                      (Dollars in thousands)
Investment securities:
 U.S. Government agency
  obligations............    $250      5.99%       $250      5.43%      $100      6.13%       $599      6.38%     $1,199      6.08%

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

     The following table indicates the amount of the Bank's jumbo certificate accounts by time remaining until maturity as of December 31, 2000. Jumbo certificate accounts have principal balances of $100,000 or more.

                                                 Certificate
            Maturity Period                       Accounts
        ---------------------                    -----------
                                                (In thousands)

Three months or less......................         $  516
Over three through six months.............            345
Over six through 12 months................            427
Over 12 months............................          1,780
                                                   ------
   Total..................................         $3,068
                                                   ======

     The following table sets forth the balances (inclusive of interest credited) and changes in dollar amounts of deposits in the various types of accounts offered by the Bank between the dates indicated.

                                                             At December 31,
                                           -------------------------------------------------
                                                      2000                       1999
                                           -------------------------------------------------
                                                      Percent                        Percent
                                                        of      Increase               of
                                             Amount    Total   (Decrease)   Amount    Total
                                           -------------------------------------------------
                                                          (Dollars in thousands)
Noninterest-bearing demand
   accounts............................    $   598      2.7%    $   424   $   174      0.8%
Interest-bearing demand accounts.......        582      2.6         444       138      0.7
Regular savings accounts...............        988      4.5         (53)    1,041      5.1
Money market deposit accounts..........      2,339     10.6        (231)    2,570     12.6
Fixed-rate certificates which mature:
   Within 1 year.......................      8,412     38.1         329     8,083     39.5
   After 1 year, but within 2 years....      5,242     23.7       1,770     3,472     17.0
   After 2 years, but within 4 years...      2,409     10.9      (1,731)    4,140     20.2
   After 4 years, but within 6 years...      1,528      6.9         681       847      4.1
                                           -------    -----     -------   -------    -----
       Total...........................    $22,098    100.0%    $ 1,633   $20,465    100.0%
                                           =======    =====     =======   =======    =====

     The following table sets forth the amount of time deposits in the Bank categorized by maturities at December 31, 2000.




                                     Amount Due
              -------------------------------------------------------   Percentage
                           One to   Two to   Three to  After            to Total
               Less Than    Two     Three      Four     Four              Time
               One Year    Years    Years     Years    Years   Total    Deposits
              -------------------------------------------------------  ---------
                                         (In thousands)
Below 4.99%....  $2,086    $  613  $    3    $   --    $ --   $ 2,702    15.4%

5.00 - 5.49%...   2,226       611     736       252     284     4,109    23.4%
5.50 - 5.99%...     748       154     835       519      --     2,256    12.8%
6.00 - 6.49%...   1,507     1,264     312       329     144     3,556    20.2%
6.50 - 6.99%...   1,845     2,444     477        --      --     4,766    27.1%
7.00 - 7.49%...      --       156      46        --      --       202     1.1%
                 ------    ------  ------    ------    ----   -------   -----
     Totals....  $8,412    $5,242  $2,409    $1,100    $428   $17,591   100.0%
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

     The following table sets forth certain information regarding the Bank's use of FHLB advances during the periods indicated.

                                    Years Ended December 31,
                                    ------------------------
                                     2000     1999     1998
                                    ------   ------   -----
                                        (In thousands)

Maximum balance at any month end..  $3,000   $2,000   $  --
Average balance...................   2,454      769      --
Year end balance..................   2,500    2,000      --
Weighted average interest rate:
   At end of year.................    6.75%    6.12%     --
   During the year................    6.68%    5.42%     --


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

Personnel

    As of December 31, 2000, the Company had ten full-time employees and two part-time employee, none of whom is represented by a collective bargaining unit. The Company believes its relationship with its employees is good.


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

Holding Company Regulation

    The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as the Company was not generally restricted as to the types of business activities in which it may engage, provided that the Bank continued to be a qualified thrift lender. See "Federal Savings Institution Regulation - QTL Test." The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, such as the Company, so long as the Bank continues to comply with the QTL Test. Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

    A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company without prior written approval of the OTS and from acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS considers the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

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

    Acquisition of the Holding Company. Under the Change in Bank Control Act ("CIBCA"), a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company's outstanding voting stock, unless the Office of Thrift Supervision has found that the acquisition will not result in a change of control of the Company. Under the CIBCA, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

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

    The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk capital charge. At December 31, 2000, the Bank met each of its capital requirements.

    The following table presents the Bank's capital position at December 31, 2000.

                                                          Capital
                                         Excess     ---------------------
                   Actual   Required  (Deficiency)   Actual   Required
                   Capital  Capital      Amount     Percent    Percent
                   -------  --------  ------------  -------   --------
                               (Dollars in thousands)

Tangible.........   $4,353    $  455       $3,898     14.35%       1.5%
Core (Leverage)..    4,353     1,214        3,139     14.35%       4.0%
Risk-based.......    4,413     1,430        2,983     25.59%       8.0%

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

    In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 2000, FICO payments approximated 2.07 basis points.

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

    A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2000, the Bank maintained 82.7% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lending test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

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

    Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended December 31, 2000 totaled $10,000.

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

Federal Home Loan Bank System

    The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2000, of $207,000. Federal Home Loan Bank advances must be secured by specified types of collateral.

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

Federal Reserve System

    The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $44.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $44.3 million, the reserve requirement is $1.33 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank complies with the foregoing requirements.

                           FEDERAL AND STATE TAXATION

Federal Taxation

    General. The Company and the Bank report their income on a calendar year, consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS since 1995, which covered the tax year 1994. For its 2000 taxable year, the Bank is subject to a maximum federal income tax rate of 34%.

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

Item 2. Description of Property.
--------------------------------

    The Bank owns its one office. At December 31, 2000, the net book value of the Bank's main office (including land and buildings), fixtures, furniture and equipment was $333,000. In April 2000, the Bank purchased a parcel of land, which it intends to use as the location of a future branch, for $106,000.

Item 3.  Legal Proceedings.
---------------------------

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


Item 4. Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

    None.

                                    PART II

Item 5. Market for the Company's Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------------

    Information relating to the market for the Company's common equity and related stockholder matters is disclosed in the Company's 2000 Annual Report to Shareholders on page 34 and is incorporated herein by reference.


Item 6. Management's Discussion and Analysis or Plan of Operation.
-----------------------------------------------------------------

    This information is disclosed in the Company's 2000 Annual Report to Shareholders at pages 4 through 11 and is incorporated herein by reference.


Item 7. Financial Statements.
----------------------------

    The consolidated financial statements of the Company and its subsidiary, together with the report thereon by Monroe Shine & Co., Inc. for the year ended December 31, 2000 are included in the Company's 2000 Annual Report to Shareholders at pages 12 through 32 and are incorporated herein by reference.


Item 8. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
        Financial Disclosures.
        ---------------------

    None.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control
------- ----------------------------------------------------
        Persons; Compliance with Section 16(a) of the Exchange Act.
        ----------------------------------------------------------

    Information regarding directors of the Company is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2001, at pages 4 through 5.

    The following table sets forth certain information regarding the executive officers of the Company and the Bank.

        Name           Age                     Position
---------------------  ---  ----------------------------------------------
Carl D. Smith           54  President and Chief Executive Officer of the
                            Company and the Bank
Clarke A. Blackford     53  Vice President, Treasurer and Secretary of
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

Item 10.  Executive Compensation.
--------------------------------

     Information regarding the compensation of directors and executive officers of the Company is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2001, at pages 6 through 7.


Item 11.  Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

     Information regarding security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2001, at page 3.


Item 12. Certain Relationships and Related Transactions.
-------------------------------------------------------

     Information regarding certain relationships and related transactions is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2001, at page 8.


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

                                   PCB HOLDING COMPANY


                                   By:  /s/ Carl D. Smith
                                       -----------------------------
                                       Carl D. Smith
                                       President and Chief Executive Officer

 DATED: March 13, 2001

   In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                                                  Title                           Date
---------------------------------  --------------------------------------------  --------------

/s/ Carl D. Smith                  President, Chief Executive Officer            March 13, 2001
---------------------------------  and Director
Carl D. Smith                      (Principal Executive Officer)


/s/ Clarke A. Blackford            Treasurer and Corporate Secretary             March 13, 2001
---------------------------------  (Principal Accounting and Financial Officer)
Clarke A. Blackford


/s/ David L. Lasher                Director                                      March 13, 2001
---------------------------------
David L. Lasher


/s/ Howard L. Traphagen            Director                                      March 13, 2001
---------------------------------
Howard L. Traphagen


/s/ James G. Tyler                 Director                                      March 13, 2001
---------------------------------
James G. Tyler


/s/ Daniel P. Lutgring             Director                                      March 13, 2001
--------------------------------
Daniel P. Lutgring


/s/ Mark L. Ress                   Director                                      March 13, 2001
--------------------------------
Mark L. Ress