Form 10QSB
period 2001-03-31
PCB HOLDING CO
filed 2001-05-14
CIK 1057818

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                  FORM 10-QSB

                                  (Mark One)
                                  ----------
(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended MARCH 31, 2001
                                                -------------

                                      OR

   (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________

                          Commission File No. 0-24135

                              PCB Holding Company
                              -------------------
       (Exact name of small business issuer as specified in its charter)

              Indiana                                       35-2040715
    -------------------------------                   ---------------------
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                    Identification Number)

                  819 Main Street, Tell City, Indiana  47586
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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]


     APPLICABLE ONLY TO CORPORATE ISSUERS; Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 380,803 shares of common stock were outstanding as of April 30, 2001.

                              PCB HOLDING COMPANY


                                     INDEX

Part I    Financial Information                                         Page
                                                                        ----
           Item 1.  Consolidated Financial Statements

            Consolidated Balance Sheets as of March 31, 2001
             and December 31, 2000 (unaudited)                             3

            Consolidated Statements of Income for the three months
             ended March 31, 2001 and 2000 (unaudited)                     4

            Consolidated Statements of Cash Flows for the three months
             ended March 31, 2001 and 2000 (unaudited)                     5

            Notes to consolidated financial statements (unaudited)       6-7

           Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        8-10

Part II.   Other Information                                              11

Signatures                                                                12

                        PART I - FINANCIAL INFORMATION
                      PCB HOLDING COMPANY AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                 March 31,        December 31,
                                                                 ---------        ------------
                                                                   2001              2000
                                                                   ----              ----
                                                                         (In thousands)
ASSETS
Cash and due from banks                                          $     178         $     163
Interest-bearing deposits with banks                                 2,069             1,613
Securities available for sale, at fair value                           943             1,164

Loans receivable, net                                               27,339            26,459

Federal Home Loan Bank stock, at cost                                  207               207
Premises and equipment                                                 518               439
Other assets                                                           236               279
                                                                 ---------         ---------

    Total Assets                                                 $  31,490         $  30,324
                                                                 =========         =========

LIABILITIES

Deposits                                                         $  22,737         $  22,098
Federal Home Loan Bank advances                                      3,000             2,500
Accrued expenses and other liabilities                                  49                48
                                                                 ---------         ---------

    Total Liabilities                                               25,786            24,646
                                                                 ---------         ---------

STOCKHOLDERS' EQUITY
Preferred stock of $.01 per share
  Authorized 1,000,000 shares; none issued                               -                 -
Common stock of $.01 per share
  Authorized 4,000,000 shares; issued and
  outstanding 412,620 shares                                             4                 4
Additional paid-in capital                                           3,814             3,814
Retained earnings-substantially restricted                           2,340             2,315
Accumulated other comprehensive income -
  net unrealized loss on securities available for sale                  (4)              (21)
Unearned stock compensation                                           (104)             (112)
Less treasury stock, at cost - 31,817 shares
  (29,710 at December 31, 2000)                                       (346)             (322)
                                                                 ---------         ---------
                                                                     5,704             5,678
                                                                 ---------         ---------

    Total Liabilities and Stockholders' Equity                   $  31,490         $  30,324
                                                                 =========         =========


See accompanying notes to consolidated financial statements.

                      PCB HOLDING COMPANY AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                                             Three Months Ended
                                                                                  March 31,
                                                                     ----------------------------------
                                                                      2001                        2000
                                                                     -------                    -------
                                                                    (In thousands, except per share data)
INTEREST INCOME
  Loans                                                              $   545                    $   461
  Securities                                                              17                         18
  Federal Home Loan Bank dividends                                         4                          4
  Interest-bearing deposits with banks                                    17                         25
                                                                     -------                    -------
      Total interest income                                              583                        508

INTEREST EXPENSE
  Deposits                                                               289                        251
  Federal Home Loan Bank advances                                         43                         34
                                                                     -------                    -------
      Total interest expense                                             332                        285

      Net interest income                                                251                        223
  Provision for loan losses                                                5                          2
                                                                     -------                    -------
      Net interest income after provision for loan losses                246                        221

NONINTEREST INCOME
  Service charges on deposit accounts                                      9                          5
  Other income                                                             4                          4
                                                                     -------                    -------
         Total noninterest income                                         13                          9
                                                                     -------                    -------

NONINTEREST EXPENSE
  Compensation and benefits                                              120                        106
  Occupancy and equipment                                                 15                         11
  Deposit insurance premiums                                               1                          1
  Other operating expenses                                                84                         65
                                                                     -------                    -------
      Total noninterest expense                                          220                        183
                                                                     -------                    -------

      Income before income taxes                                          39                         47

  Income tax expense                                                      14                         18
                                                                     -------                    -------
      Net Income                                                          25                         29

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
  Unrealized losses on securities:
     Unrealized holding gains (losses) arising during the period          17                         (3)
     Less: reclassification adjustment                                     -                          -
                                                                     -------                    -------
       Other comprehensive income (loss)                                  17                         (3)
                                                                     -------                    -------

       Comprehensive Income                                          $    42                    $    26
                                                                     =======                    =======

  Net income per common share, basic                                 $  0.07                    $  0.07
                                                                     =======                    =======

  Net income per common share, diluted                               $  0.07                    $  0.07
                                                                     =======                    =======


See accompanying notes to consolidated financial statements.

                      PCB HOLDING COMPANY AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                         -------------------------
                                                                                          2001              2000
                                                                                         -------           -------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                             $    25           $    29
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Amortization of premiums and accretion of
             discounts on securities, net                                                      -                 -
        Provision for loan losses                                                              5                 2
        Depreciation expense                                                                   7                 5
        Stock compensation expense                                                             8                 8
        Net change in other assets/liabilities                                                32               (41)
                                                                                         -------           -------
          Net Cash Provided By Operating Activities                                           77                 3
                                                                                         -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES
        Net increase in interest bearing deposits with banks                                (456)              (39)
        Proceeds from maturity of securities available for sale                              250                 -
        Net increase in loans receivable                                                    (885)             (739)
        Purchase of premises and equipment                                                   (86)              (36)
                                                                                         -------           -------
          Net Cash Used in Investing Activities                                           (1,177)             (814)
                                                                                         -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES
        Net increase in deposit accounts                                                     639               781
        Advances from the Federal Home Loan Bank                                           1,000                 -
        Repayment of advances from the Federal Home Loan Bank                               (500)                -
        Purchase of treasury stock                                                           (24)              (86)
                                                                                         -------           -------
          Net Cash Provided By Financing Activities                                        1,115               695
                                                                                         -------           -------

Net Decrease in Cash and Due From Banks                                                       15              (116)

Cash and due from banks at beginning of period                                               163               230
                                                                                         -------           -------

Cash and Due From Banks at End of Period                                                 $   178           $   114
                                                                                         =======           =======



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

     In the opinion of the management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2001, and the results of operations for the three months ended March 31, 2001 and 2000 and cash flows for the three months ended March 31, 2001 and 2000. Interim results are not necessarily indicative of results that may be expected for a full year.

     The consolidated financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited consolidated financial statements and notes for the year ended December 31, 2000.

     The consolidated financial statements include the accounts of the Company, the Bank and its wholly-owned subsidiary, Peoples Building and Loan Service Corp. All material intercompany balances and transactions have been eliminated in consolidation.

2.   Supplemental Disclosures of Cash Flow Information


                                           Three Months Ended
                                           ------------------
                                                March 31,
                                                ---------
                                              2001    2000
                                             -----   -----
                                            (In thousands)

     Cash payments for:
        Interest                             $ 331   $ 287
        Taxes                                    5      30

                      PCB HOLDING COMPANY AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

3.   Comprehensive Income

     Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income for the Company includes net income and other comprehensive income representing the net unrealized gains and losses on securities available for sale. The following tables set forth the components of other comprehensive income (loss) and the allocated tax amounts for the three months ended March 31, 2001 and 2000:

                                                                         Three Months Ended
                                                                        --------------------
                                                                              March 31,
                                                                              ---------
                                                                         2001            2000
                                                                        -----           -----
                                                                           (In thousands)
       Unrealized gains (losses) on securities:
         Unrealized holding gains (losses) arising during the period    $  28           $  (5)
         Income tax benefit (expense)                                     (11)              2
                                                                        -----           -----
             Net of tax amount                                             17              (3)
                                                                        -----           -----
         Less: reclassification adjustment for (gains)
             losses included in net income                                  -               -
             Income tax expense (benefit)                                   -               -
                                                                        -----           -----
                                                                            -               -
                                                                        -----           -----
             Other comprehensive income (loss)                          $  17           $  (3)
                                                                        =====           =====

4.  Net Income Per Common Share

                                                                         Three Months Ended
                                                                              March 31,
                                                                              ---------
                                                                         2001            2000
                                                                        -----           -----
                                                                           (In thousands)
Basic:
  Net income                                                            $     25        $     29
                                                                        ========        ========
  Shares:
     Weighted average common shares outstanding                          368,832         390,980
                                                                        ========        ========

     Net income per common share, basic                                 $   0.07        $   0.07
                                                                        ========        ========

Diluted:
  Net income                                                            $     25        $     29
                                                                        ========        ========
  Shares:
     Weighted average common shares outstanding                          368,832         390,980
     Add:  Dilutive effect of outstanding options                          3,501           1,147
     Add:  Dilutive effect of restricted share awards                      1,841           1,785
                                                                        --------        --------

     Weighted average common shares
        outstanding, as adjusted                                         374,174         393,912
                                                                        ========        ========

  Net income per common share, diluted                                  $   0.07        $   0.07
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

Financial Condition

     Total assets increased 3.9% from $30.3 million at December 31, 2000 to $31.5 million at March 31, 2001, primarily as a result of increases in loans receivable, net, and interest-bearing deposits with banks which were funded primarily by maturities of securities available for sale, growth in deposits and advances from the Federal Home Loan Bank of Indianapolis.

     Loans receivable, net, were $27.3 million at March 31, 2001, compared to $26.5 million at December 31, 2000, a 3.3% increase. The increase was attributable primarily to increases in real estate mortgage loans and consumer installment loans of $293,000 and $388,000, respectively.

     Securities available for sale (U.S. government agency obligations) decreased from $1.2 million at December 31, 2000 to $943,000 at March 31, 2001 due to a maturity of $250,000 offset by net unrealized gains of $29,000 in 2001.

  Cash and interest-bearing deposits with banks increased from $1.8 million at December 31, 2000 to $2.2 million at March 31, 2001 as a result of deposit growth and the maturity of a security available for sale.

     Total deposits increased from $22.1 million at December 31, 2000 to $22.7 million at March 31, 2001 primarily as a result of the growth in savings and time deposit accounts.

                                PART I - ITEM 2

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                      PCB HOLDING COMPANY AND SUBSIDIARY

Results of Operations

     Net income. Net income was $25,000 for the three months ended March 31, 2001, compared to $29,000 for the three months ended March 31, 2000. The decrease in net income for 2001 compared to 2000 resulted primarily from an increase in noninterest expense offset by an increase in net interest income.

     Net interest income for the three months ended March 31, 2001 and 2000.
Net interest income increased 12.6% from $223,000 in 2000 to $251,000 for 2001 as a result of an increase in total interest income offset by an increase in interest expense. The average yield on interest-earning assets increased from 7.26% for 2000 to 7.80% for 2001. The average balance of total interest-earning assets was $28.0 million for 2000 compared to $29.9 million for 2001. The average cost of interest-bearing liabilities increased from 5.17% for 2000 to 5.44% for 2001 while the average balance of interest-bearing liabilities was $22.1 million for 2000 compared to $24.4 million for 2001. The increase in the cost of funds resulted primarily from a general increase in deposit rates and an increase in the use of Federal Home Loan Bank advances to fund loan growth during 2001. The average cost of borrowings was 6.87% for 2001 compared to 6.80% for 2000. The average cost of deposits was 5.28% for 2001 compared to 5.00% for the same period in 2000. The interest rate spread for 2000 was 2.09% compared to 2.36% for 2001. The increase in average interest-earning assets and average interest-bearing liabilities for 2001 compared to 2000 relates primarily to the growth in the loan portfolio and deposits, respectively.

     Provision for loan losses. The provision for loan losses was $5,000 for 2001 and $2,000 for 2000. For 2001 and 2000, the provision was recorded to bring the allowance for loan losses to the level determined by applying the methodology for estimating credit losses after reduction for net charge-offs of consumer loans during the periods. The provision increased from 2000 to 2001 due to higher net charge-offs during the three months ended March 31, 2001 compared to the same period in 2000. During the three month period ended March 31, 2001, the net loan portfolio growth was $800,000. Residential real estate loans and consumer installment loans increased $293,000 and $388,000, respectively, during this period. The consistent application of management's allowance methodology did not result in an increase in the level of the allowance for loan losses despite the loan portfolio growth due to the decrease in nonperforming loans during the period. Provisions for loan losses are charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for estimated inherent losses based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specified impaired loans, and economic conditions. Although management uses the best information available, future adjustments to the allowance may be necessary due to changes in economic, operating, regulatory and other conditions that may be beyond the Company's control. While the Company maintains its allowance for loan losses at a level which it considers adequate to provide for estimated losses, there can be no assurance that further additions will not be made to the allowance for loan losses and that actual losses will not exceed the estimated amounts.

     In determining the adequacy of the allowance for loan losses, the loan portfolio is evaluated quarterly, and loans are assigned a risk weighting based on asset classification. The allowance is calculated by applying loss factors to outstanding loans based on the internal risk grade of each loan. Specific allowances related to impaired and substandard loans are established in cases where management has identified significant conditions or circumstances related to a loan that management believes indicate the probability that a loss has been incurred. A general allowance is calculated by applying loss factors to performing loans that have been grouped into homogeneous pools for the purpose of the calculation. Loss factors are based on our historical loss experience and industry peer group data and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio. The allowance for loan losses was $60,000 at March 31, 2001 and December 31, 2000. Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses. At March 31, 2001, nonperforming loans totaled $143,000. Included in nonperforming loans are loans over 90 days past due secured by one-to-four family residential real estate, land and automobiles totaling $173,000, $34,000 and $39,000, respectively.
These loans are accruing interest as the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery.

                                PART I - ITEM 2

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                      PCB HOLDING COMPANY AND SUBSIDIARY

     Noninterest income. Noninterest income was $13,000 for 2001 and $9,000 for 2000. The increase is primarily the result of an increase in service charges on deposit accounts due to increased activity and growth in these accounts. Also, fees increased in 2001 on an automated teller machine installed at the Bank's office in March 2000.

     Noninterest expenses. Noninterest expenses totaled $220,000 for 2001 compared to $183,000 for 2000. The increase for 2001 compared to 2000 resulted primarily from increases in compensation and benefits of $14,000 and other operating expenses of $19,000. Compensation and benefits have increased due to normal pay raises and increases in employee benefits expense. Other operating expenses increased primarily as a result of increased data processing fees related to additional loan and deposit accounts, consulting expenses and other expenses of operating as a public company.

     Income tax expense. Income tax expense for 2001 was $14,000, compared to $18,000 for 2000. The effective tax rate for 2001 is 35.9% compared to 38.3% for 2000 due to the effect of the graduated federal tax rates.

Liquidity and Capital Resources

     The Bank's primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At March 31, 2001, the Bank had cash and interest-bearing deposits with banks of $2.2 million and securities available-for-sale with a fair value of $943,000. At March 31, 2001, the Bank also had an available, but undrawn, credit line of $1.0 million from the FHLB-Indianapolis.

     The Bank's primary investing activity is the origination of one-to-four family mortgage loans and, to a lesser extent, consumer, multi-family, commercial real estate and residential construction loans. The Bank also invests in U.S. Government and agency securities, corporate notes and, to a lesser extent, mortgage-backed securities.

     During the three months ended March 31, 2001, the Company used excess capital to repurchase common stock, acquiring 2,107 shares for a total cost of $24,000.

     The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. At March 31, 2001, the Bank had total commitments to extend credit of $334,000. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

     The Bank is required to maintain specific amounts of capital pursuant to OTS requirements. As of March 31, 2001, the Bank was in compliance with all regulatory capital requirements which were effective as of such date with tangible, core and risk-based capital ratios of 13.9%, 13.9% and 24.2%, respectively.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of the Company was held on April 23, 2001. There were 382,910 shares entitled to vote at the time of the annual meeting. Holders of 295,402 shares were represented at the meeting. The results of the vote on the matters presented at the meeting is as follows:

         1.   The following individuals were elected as directors:

                                            Vote         Vote       Term to
                          Name              For        Withheld      Expire
                          ----              ----       --------      ------

                     James G. Tyler        290,690       4,712         2004

                   Daniel P. Lutgring      290,690       4,712         2004

              Broker non-votes totaled 0.
              The terms of directors Carl D. Smith, Howard Traphagen, David Lasher, and Mark Ress continued after the annual meeting.

          2. The appointment of Monroe Shine & Co., Inc. as auditors for the Corporation for the fiscal year ending December 31, 2001 was ratified by stockholders by the following vote:

              For 290,190; Against 500; Abstain 4,712

              Broker non-votes totaled 0.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         Not applicable.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                              PCB HOLDING COMPANY
                                              (Registrant)



 Dated  May 14, 2001                          BY:   /s/ Carl D. Smith
 ----------------------------                    -----------------------------
                                                   Carl D. Smith
                                                   President and CEO


 Dated  May 14, 2001                           BY:   /s/ Clarke A. Blackford
 ----------------------------                     ----------------------------
                                                   Clarke A. Blackford
                                                   Vice President