Form 10QSB
period 2001-06-30
PCB HOLDING CO
filed 2001-08-07
CIK 1057818

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

                                   (Mark One)
                                   ----------
(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2001
                                                 -------------

                                       OR

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from _____________________to__________________________

                           Commission File No. 0-24135

                               PCB HOLDING COMPANY
                               -------------------
             (Exact name of registrant as specified in its charter)

          INDIANA                                                 35-2040715
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)

                    819 MAIN STREET, TELL CITY, INDIANA 47586
                    -----------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code 1-812-547-7094
                                                           --------------

          ------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No[X]

         APPLICABLE ONLY TO CORPORATE ISSUERS; Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 379,697 shares of common stock were outstanding as of July 31, 2001.

                               PCB HOLDING COMPANY


                                      INDEX

PART I   FINANCIAL INFORMATION                                             PAGE
                                                                           ----

          ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of June 30, 2001
            and December 31, 2000 (unaudited)                                3

           Consolidated Statements of Income for the three months
            and six months ended June 30, 2001 and 2000 (unaudited)          4

           Consolidated Statements of Cash Flows for the six months
            ended June 30, 2001 and 2000 (unaudited)                         5

           Notes to consolidated financial statements (unaudited)           6-8

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                              9-12

PART II.  OTHER INFORMATION                                                  13





SIGNATURES                                                                   14



                                       PART I - FINANCIAL INFORMATION
                                     PCB HOLDING COMPANY AND SUBSIDIARY
                                         CONSOLIDATED BALANCE SHEETS
                                                 (Unaudited)

                                                                        JUNE 30,              DECEMBER 31,
                                                                        --------              ------------
                                                                          2001                    2000
                                                                          ----                    ----
                                                                                 (IN THOUSANDS)
ASSETS

Cash and due from banks                                             $       161             $        163
Interest-bearing deposits with banks                                      1,416                    1,613
Securities available for sale, at fair value                                935                    1,164

Loans receivable, net                                                    28,177                   26,459

Federal Home Loan Bank stock, at cost                                       208                      207
Premises and equipment                                                      587                      439
Other assets                                                                276                      279
                                                                    ------------------------------------------

    TOTAL ASSETS                                                    $    31,760             $     30,324
                                                                    ==========================================

LIABILITIES

Deposits                                                            $    22,993             $     22,098
Federal Home Loan Bank advances                                           3,000                    2,500
Accrued expenses and other liabilities                                       70                       48
                                                                    ------------------------------------------
    Total Liabilities                                                    26,063                   24,646
                                                                    ------------------------------------------

STOCKHOLDERS' EQUITY
Preferred stock of $.01 per share
  Authorized 1,000,000 shares; none issued                                    -                        -
Common stock of $.01 per share
  Authorized 4,000,000 shares; issued and
  outstanding 412,620 shares                                                  4                        4
Additional paid-in capital                                                3,815                    3,814
Retained earnings-substantially restricted                                2,343                    2,315
Accumulated other comprehensive income -
  net unrealized loss on securities available for sale                       (9)                     (21)
Unearned stock compensation                                                 (97)                    (112)
Less treasury stock, at cost - 32,923 shares
  (29,710 at December 31, 2000)                                            (359)                    (322)
                                                                    ------------------------------------------
    Total Stockholders' Equity                                            5,697                    5,678
                                                                    ------------------------------------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $    31,760             $     30,324
                                                                    ==========================================


See accompanying notes to consolidated financial statements.



                                          PCB HOLDING COMPANY AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF INCOME
                                                     (UNAUDITED)
                                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                        JUNE 30,                      JUNE 30,
                                                                        --------                      --------
                                                                  2001           2000             2001         2000
                                                                  ----           ----             ----         ----
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME
  Loans                                                        $      554      $      499      $    1,099     $    960
  Securities                                                           16              19              33           37
  Federal Home Loan Bank dividends                                      4               4               8            8
  Interest-bearing deposits with banks                                 22              29              39           54
                                                               ---------------------------     ------------------------
      Total interest income                                           596             551           1,179        1,059
                                                               ---------------------------     ------------------------
INTEREST EXPENSE
  Deposits                                                            288             267             577          518
  Federal Home Loan Bank advances                                      47              45              90           79
                                                               ---------------------------     ------------------------
      Total interest expense                                          335             312             667          597
                                                               ---------------------------     ------------------------

      Net interest income                                             261             239             512          462
  Provision for loan losses                                             6               2              11            4
                                                               ---------------------------     ------------------------
      Net interest income after provision for loan losses             255             237             501          458
                                                               ---------------------------     ------------------------
NONINTEREST INCOME
  Service charges on deposit accounts                                  11               7              20           12
  Other income                                                          3               4               7            8
                                                               ---------------------------     ------------------------
         Total noninterest income                                      14              11              27           20
                                                               ---------------------------     ------------------------
NONINTEREST EXPENSE
  Compensation and benefits                                           110             104             230          210
  Occupancy and equipment                                              17               9              32           20
  Deposit insurance premiums                                            1               1               2            2
  Other operating expenses                                             72              68             156          133
                                                               ---------------------------     ------------------------
      Total noninterest expense                                       200             182             420          365
                                                               ---------------------------     ------------------------

      Income before income taxes                                       69              66             108          113

  Income tax expense                                                   28              26              42           44
                                                               ---------------------------     ------------------------
      NET INCOME                                                       41              40              66           69

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
  Unrealized losses on securities:
     Unrealized holding gains (losses) arising during the period       (5)              -              12           (3)
     Less: reclassification adjustment                                  -               -               -            -
                                                               ---------------------------     ------------------------
       Other comprehensive income (loss)                               (5)              -              12           (3)
                                                               ---------------------------     ------------------------

       COMPREHENSIVE INCOME                                    $       36      $       40      $       78     $     66
                                                               ===========================     ========================

  Net income per common share, basic                           $     0.11      $     0.11      $     0.18     $   0.18
                                                               ===========================     ========================

  Net income per common share, diluted                         $     0.11      $     0.10      $     0.18     $   0.18
                                                               ===========================     ========================

See accompanying notes to consolidated financial statements.



                                  PCB HOLDING COMPANY AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)


                                                                                                   SIX MONTHS ENDED
                                                                                                       JUNE 30,
                                                                                                       --------
                                                                                          2001           2000
                                                                                          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income                                                                          $        66      $      69
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Amortization of premiums and accretion of
             discounts on securities, net                                                      (1)            (1)
        Provision for loan losses                                                              11              4
        Depreciation expense                                                                   16             10
        Stock compensation expense                                                             16             16
        Net change in other assets/liabilities                                                 17            (64)
                                                                                      -----------------------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                                           125             34
                                                                                      -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Net decrease in interest-bearing deposits with banks                                  197            426
        Proceeds from maturity of securities available for sale                               250              -
        Net increase in loans receivable                                                   (1,729)        (1,659)
        Purchase of Federal Home Loan Bank stock                                               (1)           (11)
        Purchase of premises and equipment                                                   (164)          (179)
                                                                                      -----------------------------
          NET CASH USED IN INVESTING ACTIVITIES                                            (1,447)        (1,423)
                                                                                      -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
        Net increase in deposit accounts                                                      895          1,039
        Advances from the Federal Home Loan Bank                                            1,000            500
        Repayment of advances from the Federal Home Loan Bank                                (500)          (233)
        Purchase of treasury stock                                                            (37)             -
        Cash dividends paid                                                                   (38)           (39)
                                                                                      -----------------------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                                         1,320          1,267
                                                                                      -----------------------------

NET DECREASE IN CASH AND DUE FROM BANKS                                                        (2)          (122)

Cash and due from banks at beginning of period                                                163            230
                                                                                      -----------------------------

CASH AND DUE FROM BANKS AT END OF PERIOD                                              $       161      $     108
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

         In the opinion of the management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2001, and the results of operations for the three months and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000. Interim results are not necessarily indicative of results that may be expected for a full year.

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

2.       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                          SIX MONTHS ENDED
                                                          ----------------
                                                              JUNE 30,
                                                              --------
                                                     2001                 2000
                                                     ----                 ----
                                                           (IN THOUSANDS)

             Cash payments for:
               Interest                           $     667            $     598
               Taxes                                     59                   65

                       PCB HOLDING COMPANY AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


3.       COMPREHENSIVE INCOME

         Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income for the Company includes net income and other comprehensive income representing the net unrealized gains and losses on securities available for sale. The following tables set forth the components of other comprehensive income (loss) and the allocated tax amounts for the three and six months ended June 30, 2001 and 2000:

                                                                                           THREE MONTHS ENDED
                                                                                           ------------------
                                                                                                 JUNE 30,
                                                                                                 --------
                                                                                        2001                 2000
                                                                                        ----                 ----
                                                                                              (IN THOUSANDS)
             Unrealized gains (losses) on securities:
               Unrealized holding losses arising during the period                   $  (8)             $      -
               Income tax benefit                                                        3                     -
                                                                                      ---------------------------
                   Net of tax amount                                                    (5)                    -
                                                                                      ---------------------------
               Less: reclassification adjustment for (gains)
                   losses included in net income                                          -                    -
                   Income tax expense (benefit)                                           -                    -
                                                                                      ---------------------------
                                                                                          -                    -
                                                                                      ---------------------------

                   Other comprehensive loss                                          $   (5)            $      -
                                                                                      ===========================


                                                                                             SIX MONTHS ENDED
                                                                                             ----------------
                                                                                                 JUNE 30,
                                                                                                 --------
                                                                                        2001                 2000
                                                                                        ----                 ----
                                                                                              (IN THOUSANDS)
             Unrealized gains (losses) on securities:
               Unrealized holding gains (losses) arising during the period            $   20             $    (5)
               Income tax benefit                                                         (8)                  2
                                                                                       -------------------------
                   Net of tax amount                                                      12                  (3)
                                                                                       -------------------------
               Less: reclassification adjustment for (gains)
                   losses included in net income                                           -                   -
                   Income tax expense (benefit)                                            -                   -
                                                                                       -------------------------
                                                                                           -                   -
                                                                                       -------------------------

                   Other comprehensive gain (loss)                                    $   12             $    (3)
                                                                                       =========================


                       PCB HOLDING COMPANY AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


4.       NET INCOME PER COMMON SHARE


                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                    JUNE 30,                    JUNE 30,
                                                             2001        2000            2001        2000
                                                             ----        ----            ----        ----
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
BASIC:
     Net income                                           $      41    $     40       $     66     $     69
                                                         =====================================================
 Shares:
     Weighted average common shares outstanding             368,181     377,786        368,181      384,384
                                                         =====================================================
     Net income per common share, basic                   $    0.11    $   0.11       $   0.18     $   0.18
                                                         =====================================================
DILUTED:
  Net income                                              $      41    $     40       $     66     $     69
                                                         =====================================================
  Shares:
    Weighted average common shares outstanding              368,181     377,786        368,181      384,384
     Add:  Dilutive effect of outstanding options             2,935       2,935            875        1,796
     Add:  Dilutive effect of restricted share awards         2,281       2,809          2,059        2,870
                                                         -----------------------------------------------------
     Weighted average common shares
        outstanding, as adjusted                            383,027     383,027        371,115      389,050
                                                         =====================================================

Net income per common share, diluted                      $    0.10    $   0.11       $   0.18     $   0.18
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

FINANCIAL CONDITION

         Total assets increased 4.7% from $30.3 million at December 31, 2000 to $31.8 million at June 30, 2001, primarily as a result of an increase in loans receivable, net, which was funded primarily by growth in deposits and advances from the Federal Home Loan Bank of Indianapolis.

         Loans receivable, net, were $28.2 million at June 30, 2001, compared to $26.5 million at December 31, 2000, a 6.5% increase.

         Securities available for sale (U.S. government agency obligations) decreased from $1.2 million at December 31, 2000 to $935,000 at June 30, 2001 due to a maturity of $250,000 offset by net unrealized gains of $20,000 in 2001.

         Cash and interest-bearing deposits with banks decreased from $1.8 million at December 31, 2000 to $1.6 million at June 30, 2001 as a result of increased loan originations.

         Total deposits increased from $22.1 million at December 31, 2000 to $23.0 million at June 30, 2001 primarily as a result of the growth in savings and time deposit accounts.

                                 PART I - ITEM 2

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                       PCB HOLDING COMPANY AND SUBSIDIARY


RESULTS OF OPERATIONS

         NET INCOME. Net income was $66,000 for the six months ended June 30, 2001, compared to $69,000 for the six months ended June 30, 2000. The decrease in net income for 2001 compared to 2000 resulted primarily from an increase in noninterest expenses, offset by an increase in net interest income.

         NET INTEREST INCOME FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000. Net interest income increased 10.8% from $462,000 in 2000 to $512,000 for 2001 as a result of growth in interest-earning assets and an increase in the interest rate spread. The average yield on interest-earning assets increased from 7.40% for 2000 to 7.90% for 2001. The average balance of total interest-earning assets was $28.6 million for 2000 compared to $30.3 million for 2001. The average cost of interest-bearing liabilities increased from 5.14% for 2000 compared to 5.28% for 2001 while the average balance of interest-bearing liabilities was $23.2 million for 2000 compared to $25.4 million for 2001. The increase in the cost of funds resulted primarily from a slight increase in the average cost of deposits and an increase in the use of Federal Home Loan Bank advances to fund loan growth during 2001. The average cost of these borrowings was 6.83% for 2001 compared to 6.56% 2000. The average cost of deposits was 5.09% for the six months ended June 30, 2001 compared to 4.97% for the same period in 2000. The interest rate spread for 2000 was 2.26% compared to 2.60%
for 2001. The increase in average interest-earning assets and average interest-bearing liabilities for 2001 compared to 2000 relates primarily to the growth in the loan portfolio and deposits, respectively.

         NET INTEREST INCOME FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2001 AND 2000. Net interest income increased from $239,000 for 2000 to $261,000 for 2001 as a result of an increase in total interest income of $45,000 offset by an increase in total interest expense of $23,000 due to growth in loans funded by growth in deposits and Federal Home Loan Bank advances.

         PROVISION FOR LOAN LOSSES. The provision for loan losses was $11,000 for the six months ended June 30, 2001 and $4,000 for the same period in 2000. For 2001 and 2000, the provisions were recorded to bring the allowance for loan losses to the level determined by applying the methodology for estimating credit losses after reduction for net charge-offs of consumer loans during the periods. The provision increased from 2000 to 2001 due to higher net charge-offs during the six months ended June 30, 2001 compared to the same period in 2000. During the six month period ended June 30, 2001, the net loan portfolio growth was $1.7 million. Residential real estate loans and consumer installment loans increased $1.2 million and $553,000, respectively, during this period. The consistent application of management's allowance methodology did not result in an increase in the level of the allowance for loan losses despite the loan portfolio growth due to the decrease in nonperforming loans during the period.

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

                                 PART I - ITEM 2
                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                       PCB HOLDING COMPANY AND SUBSIDIARY


         In determining the adequacy of the allowance for loan losses, the loan portfolio is evaluated quarterly, and loans are assigned a risk weighting based on asset classification. The allowance is calculated by applying loss factors to outstanding loans based on the internal risk grade of each loan. Specific allowances related to impaired and substandard loans are established in cases where management has identified significant conditions or circumstances related to a loan that management believes indicate the probability that a loss has been incurred. A general allowance is calculated by applying loss factors to performing loans that have been grouped into homogeneous pools for the purpose of the calculation. Loss factors are based on historical loss experience and industry peer group data and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio. The allowance for loan losses was $62,000 at June 30, 2001 and $60,000 at December 31, 2000. Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses. At June 30, 2001, nonperforming loans totaled $66,000. Included in nonperforming loans are loans over 90 days past due secured by one-to-four family residential real estate and automobiles totaling $48,000 and $18,000, respectively. These loans are accruing interest as the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery.

         NONINTEREST INCOME. Noninterest income was $27,000 for 2001 and $20,000 for 2000. Noninterest income was $14,000 for the second quarter of 2001 compared to $11,000 for the second quarter of 2000. The increase is primarily the result of an increase in service charges on deposit accounts due to increased activity and growth in these accounts.

         NONINTEREST EXPENSES. Noninterest expenses totaled $420,000 for the six months ended June 30, 2001 compared to $365,000 for the same period in 2000. The increase for 2001 compared to 2000 resulted primarily from increases in compensation and benefits of $20,000 and an increase in other operating expenses of $23,000. Compensation and benefits have increased due to normal pay raises and increases in employee benefits expense. Other operating expenses increased primarily as a result of increased data processing fees related to additional loan and deposit accounts, advertising expenses, consulting expenses and other expenses of operating as a public company.

         INCOME TAX EXPENSE. Income tax expense for 2001 was $42,000, compared to $44,000 for 2000. The effective tax rate is 38.9% for both periods.

LIQUIDITY AND CAPITAL RESOURCES

         The Bank's primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At June 30, 2001, the Bank had cash and interest-bearing deposits with banks of $1.6 million and securities available-for-sale with a fair value of $935,000. At June 30, 2001, the Bank also had an available, but undrawn, credit line of $1.0 million from the FHLB-Indianapolis.

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

                                 PART I - ITEM 2
                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                       PCB HOLDING COMPANY AND SUBSIDIARY


         During the six months ended June 30, 2001, the Company used excess capital to repurchase common stock, acquiring 3,213 shares for a total of $37,000.

         The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. At June 30, 2001, the Bank had total commitments to extend credit of $421,000. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

         The Bank is required to maintain specific amounts of capital pursuant to OTS requirements. As of June 30, 2001, the Bank was in compliance with all regulatory capital requirements which were effective as of such date with tangible, core and risk-based capital ratios of 14.0%, 14.0% and 24.2%, respectively.

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


                                             PCB HOLDING COMPANY
                                             (Registrant)



 DATED  August 3, 2001                       BY:   /s/ Carl D. Smith
 ------------------------------                 --------------------------------
                                                   Carl D. Smith
                                                   President and CEO


 DATED  August 3, 2001                       BY:   /s/ Clarke A. Blackford
 ------------------------------                 --------------------------------
                                                   Clarke A. Blackford
                                                   Vice President